Form 10-Q
period 2000-09-30
PEOPLEPC INC
filed 2000-11-14
CIK 1109551

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended September 30, 2000
                                    ------------------

                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


                        Commission file number 000-31299

                                 PEOPLEPC, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 13-4048510
  (State or other jurisdiction            (IRS Employer Identification No.)
of incorporation or organization)


100 Pine Street, Suite 1100, San Francisco, CA         94111
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (415) 732-4400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No [_]

The number of shares outstanding of the Registrant's Common Stock. $.0001 par value, as of September 30, 2000 was 115,154,068 shares.

                                 PEOPLEPC, INC.
                                    FORM 10Q
                                     INDEX


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2000
           (unaudited) and December 31, 1999                              [PAGE]

          Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999 (unaudited) [PAGE]

          Condensed Consolidated Statements of Cash Flows for the Nine
           Months Ended September 30, 2000 and 1999 (unaudited)           [PAGE]

          Notes to the Condensed Consolidated Financial Statements
           (unaudited)                                                    [PAGE]

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      [PAGE]

Item 3.   Qualitative and Quantitative Disclosure about Market Risk       [PAGE]

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               [PAGE]

Item 2.   Changes in Securities and Use of Proceeds                       [PAGE]

Item 4.   Submission of Matters to a Vote of Security Holders             [PAGE]

Item 5.   Other information                                               [PAGE]

Item 6.   Exhibits and Reports on Form 8-K                                [PAGE]

                                 PEOPLEPC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (in thousands, except share and per share data)

                                                                  December 31,    September 30,
                                                                      1999            2000
                                                                  ------------    -------------
                    ASSETS                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                                        $ 36,108         $ 88,182
  Restricted cash                                                    15,750           30,685
  Accounts receivable, net of allowance for doubtful
    accounts of $0 and $500 as of December 31, 1999
    and September 30, 2000, respectively                                311           58,862
  Prepaid expenses and other current assets                              66              696
                                                                   --------         --------
      Total current assets                                           52,235          178,425
Property and equipment, net                                             300            4,186
Capitalized web site development costs                                  144              146
Deposits and other assets                                               191            1,244
                                                                   --------         --------
      Total assets                                                 $ 52,870         $184,001
                                                                   ========         ========
               LIABILITIES
Current liabilities:
  Accounts payable                                                 $  9,766         $ 17,413
  Accrued and other liabilities                                      33,783           47,266
  Current portion of deferred revenues, net                           1,496           11,105
                                                                   --------         --------
      Total current liabilities                                      45,045           75,784
Other long term liabilities                                             236                0
Deferred revenues, net                                                2,825           18,067
                                                                   --------         --------
      Total liabilities                                              48,106           93,851
                                                                   --------         --------
Commitments (Note 2)

Minority interest                                                         0           49,007
Preferred stock                                                      67,939                0
                                                                   --------         --------
Stockholders' equity (deficit)                                      (63,175)          41,143
                                                                   --------         --------
      Total liabilities and stockholders' equity (deficit)         $ 52,870         $184,001
                                                                   ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PEOPLEPC, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                September 30,
                                                                   ----------------------      -----------------------
                                                                     1999          2000          1999          2000
                                                                   --------      --------      --------      ---------
Membership revenues earned                                          $     0      $ 10,829      $      0      $  23,901
Other revenues                                                            0        14,464             0         20,325
                                                                    -------      --------      --------      ---------
      Total revenues                                                      0        25,293             0         44,226
Cost of membership revenues earned                                        0        26,496             0         45,485
Cost of other revenues                                                    0        13,353             0         19,223
                                                                    -------      --------      --------      ---------
Gross loss                                                                0       (14,556)            0        (20,482)

Operating expenses:
   Sales and marketing (exclusive of stock-based
     compensation of $134 and $3,157 and $134 and $10,419
     for the three and nine months ended September 30,
     1999 and 2000, respectively)                                     4,428        19,167         4,430         78,113
   General and administrative (exclusive of stock-based
     compensation of $477 and $8,754 and $502 and $21,847 for
     the three and nine months ended September 30, 1999
     and 2000, respectively)                                          1,262        20,458         1,525         43,627
Amortization of deferred stock-based compensation                       611        11,910           636         32,266
                                                                    -------      --------      --------      ---------

      Total operating expenses                                        6,301        51,535         6,591        154,006
                                                                    -------      --------      --------      ---------
Loss from operations                                                 (6,301)      (66,091)       (6,591)      (174,488)
Net interest, other income and minority share                            36         1,918            45          3,317
                                                                    -------      --------      --------      ---------
Net loss                                                            $(6,265)     $(64,173)     $ (6,546)      (171,171)
                                                                    =======      ========      ========
Dividend related to beneficial conversion feature of preferred
  stock                                                                                                        (18,209)
                                                                                                             ---------
Net loss attributable to common stockholders                                                                 $(189,380)
                                                                                                             =========

Pro forma basic and diluted net loss per share on an
  as converted basis                                                $ (0.11)     $  (0.63)     $  (0.14)     $   (2.13)
Shares used in computing pro forma basic and diluted
  net loss per share on an as converted basis                        56,682       102,509        48,275         88,936

Basic and diluted net loss per share                                $ (0.19)     $  (0.91)     $  (0.20)     $   (4.17)
Shares used in computing basic and diluted net loss per share        32,682        70,164        32,236         45,533
-----------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PEOPLEPC, INC.
                  CONDENSED CONSOLIDATED STATEMENT CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                        ---------------------
                                                          1999        2000
                                                        -------    ----------
      Net cash used by operating activities             $ 2,827    $(129,488)
                                                        -------    ---------
Cash flows from investing activities:
  Restricted cash                                        (2,500)     (14,935)
  Purchase of property and equipment                       (126)      (4,102)
 Capitalized web site development costs                     (95)         (96)
                                                        -------    ---------
      Net cash used by investing activities              (2,721)     (19,133)
                                                        -------    ---------
Cash flows from financing activities:
Proceeds from issuance of Series C Preferred
  Stock, net                                                  0       49,615
Proceeds from initial public offering, net                    0       79,050
Exercise of warrants for common stock                         0       19,050
Proceeds from minority investment in PeoplePC Europe          0       50,000
Proceeds from issuance of Convertible Promissory Notes    3,000            0
Proceeds from issuance of Common Stock, net                   5        2,980
                                                        -------    ---------
      Net cash provided by financing activities           3,005      200,695
                                                        -------    ---------
Net increase in cash                                    $ 3,111    $  52,074
                                                        -------    ---------
Cash and cash equivalents, beginning of period                0       36,108
                                                        -------    ---------
Cash and cash equivalents, end of period                $ 3,111    $  88,182
                                                        =======    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 PEOPLEPC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

     The Company

     PeoplePC Inc. (the "Company"), provides an affordable and convenient membership package that includes a brand-name computer, unlimited Internet access, customer support and an in-home warranty. Members also have the opportunity to benefit from discounts and special offers from merchants who participate in PeoplePC's member commerce program (formerly referred to as buyer's club). The Company also operates the PeoplePC Online program which provides consumers who do not wish to purchase a computer with all of the other benefits of a PeoplePC membership for a monthly fee. The Company was incorporated in Delaware on March 2, 1999.

     The consolidated financial statements include financial statements of the Company's various sales and marketing subsidiaries the operations of which are not material in the aggregate. The balance sheet as of September 30, 2000 reflects the effects of a $50 million investment by @viso in PeoplePC Europe.

     Unaudited Interim Results

     The accompanying unaudited interim condensed consolidated financial statements of PeoplePC, Inc., a Delaware corporation, for the three and nine months ended September 30, 2000, and September 30, 1999 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles of interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     These financial statements should be read in conjunction with our annual audited financial statements for the year ended December 31, 1999, which are included in our Registration Statement on Form S-1 (Reg. No. 333-34114) filed with the Securities and Exchange Commission in connection with our initial public offering.

     Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

     Revenue recognition

     Revenues and the related cost of revenues for the initial membership package, which includes the personal computer, cost of shipping the personal computer system, internet access for three years, in-home warranty and participation in our member commerce program, are deferred and recognized over the three-year term of the membership agreement.

     Revenues from the PeoplePC Online program are recognized monthly. PeoplePC Online agreements are renewable each month and the monthly fees are not refundable.

     The Company also offers peripherals and upgrades at the time of the initial membership. As there are no future obligations with respect to the peripherals and upgrades, the revenue and cost of revenues related to the sale of peripherals and upgrades are recognized in the period shipped. These revenues are included under the line item "Other revenues."

     The initial membership package revenues, other revenues and the related cost of revenues are not recognized until the expiration of a 7-day right of return. The cost of providing Internet access and email services for all members is expensed monthly as incurred over the life of a membership contract.

     In some instances, and in an effort to aggressively enroll new members to build its brand, as well as to develop new channels of distribution, the Company has offered pricing of its memberships and services that was less than its total current and estimated future costs (primarily the cost of providing Internet access and email services) of performing under its membership agreements, resulting in an estimated gross margin loss over the life of the contract. As a result, the Company is required to accrue for the estimated loss related to this acquisition discount during the period in which the member enrolled. These amounts will be amortized over the life of the membership as an off-set to future expenses. The Company has recorded an acquisition discount of $19.1 million through September 30, 2000. The provision and related amortization is reflected in cost of membership revenues earned on the income statement and included with the related net deferred revenue on the balance sheet.

     Concentration of credit risk

     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents and accounts receivable. The Company's accounts receivable are derived from revenue earned from customers located in the U.S. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable.

     At September 30, 2000, two companies accounted for 39% and 26% of total accounts receivable, respectively. The Company believes these amounts are collectible. At December 31, 1999, no entity accounted for more than 10% of accounts receivable.

     Net loss per share

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilutive potential common stock, including options, warrants and preferred stock. Options, warrants, non-vested common stock and preferred stock were not included in the computation of diluted net loss per share in the periods reported because the effect would be antidilutive.

     Antidilutive securities not included in net loss per share calculation for the periods:

                                    Period from
                                   March 2, 1999
                               (Date of Inception) to        Nine Months Ended
                                  December 31, 1999         September 30, 2000
                               ----------------------       ------------------
                                                                (unaudited)

Non vested common stock.......          934,446                  6,795,383
Common stock options..........        9,189,000                 14,983,843
Warrants......................              --                   3,357,500
Convertible preferred stock...       53,816,514                        --
                                     ----------                 ----------
                                     63,939,960                 25,161,726
                                     ==========                 ==========

     Pro forma net loss per share for the period from March 2, 1999 (date of inception) to September 30, 1999 and the nine months ended September 30, 2000 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's Series A, Series B and Series C Preferred stock into shares of the Company's common stock as contemplated upon the closing of the Company's initial public offering as if such conversion occurred at the date of original issuance. The resulting pro forma adjustment results in an increase in the weighted average shares used to compute basic and diluted net loss per share of 16,039,000 and 43,503,000 shares for the period from March 2, 1999 (date of inception) to September 30, 1999 and for the nine months ended September 30, 2000. Pro forma common equivalent shares, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are not included in pro forma diluted net loss per share because they would be antidilutive.

     A reconciliation of the numerator and denominator used in the calculation of pro forma basic and diluted net loss per share follows:

                                         Nine Months             Nine Months
                                            Ended                   Ended
                                     September 30, 1999      September 30, 2000
                                     ------------------      ------------------
Pro forma net loss per share,
 basic and diluted:
Net loss............................    $ 6,546,000             $189,380,000
                                        ===========             ============
Shares used in computing net
 loss per share, basic and
 diluted............................     32,236,000               45,433,000

Adjustment to reflect the effect
 of the assumed conversion
 of preferred stock.................     16,039,000               43,503,000
                                        -----------             ------------
Shares used in computing pro forma
 net loss per share, basic
 and diluted........................     48,275,000               88,936,000
                                        ===========             ============
Pro forma net loss per share,
 basic and diluted..................    $      0.14             $       2.13
                                        ===========             ============

     Comprehensive loss

     Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company has no comprehensive income components other than its net loss.


     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities. The Company is currently evaluating the impact of this pronouncement and will adopt SFAS No. 133 in 2001.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is in compliance with this pronouncement.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting for certain transactions involving stock compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance is effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance is effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to June 30, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

2.  COMMITMENTS

     Purchase commitments

     The Company relies on Ingram Micro (the "Distributor") to provide its computer products, maintain inventory, process orders, prepare merchandise for shipment and to distribute its products to customers in a timely and accurate manner. The Distributor purchases inventory on behalf of the Company based on sales projections made by the Company. The Company takes title to the equipment just prior to shipment to the customer and relinquishes title to the customer upon completion of the transaction. The Company is obligated to purchase inventory held by the Distributor purchased on its behalf. At September 30, 2000, the Company had approximately $40 million in noncancelable purchase commitments with the Distributor, including certain computers held by the Distributor which do not conform to specifications as ordered by the Company. The Company has recorded a provision of $15.6 million relating to the cost of resolving any potential dispute over such non-conforming computers. As of September 30, 2000, the Company is also obligated to purchase approximately $20 million of products from IBM. The Company expects to sell all products that it has committed to purchase from the Distributor and IBM.

     In July 2000, the Company reached an agreement with Ingram Micro to liquidate the non-conforming computers, following which the Company will split the losses associated with these computers so that it bears half of the loss and Ingram Micro bears half of the loss. While the amount of the aggregate loss following liquidation cannot be determined at this time, the Company believes that the $15.6 million provision will be sufficient to cover the Company's share of the losses.

3. COMMON STOCK

     The Company's Articles of Incorporation, as amended, authorize the Company to issue 500,000,000 shares of $0.0001 par value Common Stock.

     In August 2000, the Company sold 8.5 million of common shares in an initial public offering. Net proceeds from the offering were $79 million. All shares of preferred stock then outstanding were converted to common stock on a 1:1 ratio.

     In January 2000, the Company entered into an agreement with Delta Air Lines, Inc. ("Delta") to provide its products and services to Delta employees. The Company also granted Delta a fully vested warrant exercisable for 0.5 million shares of the Company's Common Stock at an exercise price per share of $6.225. This warrant expires six months after the closing of the initial public offering or three years after the effective date of the contract. The value of the warrant of $1.5 million is included in sales and marketing expenses in the three months ended March 31, 2000 (unaudited), as Delta has no performance requirements and the warrant is exercisable upon issuance.

     The warrant was valued using the Black-Scholes Model with the following assumptions: fair value of the underlying common stock $6.84; term of option:
  3 years; expected dividend rate: 0; volatility: 50%; interest rate: 7%.

     In connection with an agreement with Ford Motor Company ("Ford") to provide products and services to its employees, Ford also purchased 4.7 million shares of Series C Preferred Stock at $5.246 per share and had the right to purchase up to 2% (on a fully diluted basis as of the closing of the Series C Preferred Stock financing) of the Company's Common Stock at the initial offering price paid by the public in the Company's Initial Public Offering of Common Stock ("IPO") (the "Right"), which Ford has exercised in full. In addition, Ford received a warrant to purchase an additional 3% of the Company's Common
  Stock (calculated in a similar manner) at the same price. The warrant became exercisable upon the completion of the Company's initial public offering and will expire 200 days after the IPO. The value of the Right, the warrant, and the excess of the value of the Common Stock into which the Series C Preferred Stock is convertible over the price paid for the Preferred Stock was charged to marketing expense in the second quarter of 2000, as Ford has no performance requirements and the rights and the warrant are exercisable upon issuance.

     The right and the warrant were valued using the Black-Scholes Model with the following assumptions:


                                                      Right       Warrant
                                                   ----------   -----------
Number of shares.................................   1,905,000    2,857,500
Fair value of common stock.......................  $     9.07   $    13.00
Exercise price...................................  $    13.00   $    13.00
Term.............................................    5 months     200 days
Dividend rate....................................           0            0
Volatility.......................................          50%          50%
Interest rate....................................           7%           7%
Total value......................................  $  515,000   $6,113,000



     The excess of the value of the common stock into which the series C Preferred Stock is convertible over the price paid for the Preferred Stock ($17,944,000) was calculated using the fair value of common stock on the date at which the terms and conditions of the preferred stock were agreed ($9.07).

4.   LINE OF CREDIT

     As of July 18, 2000, the Company signed an agreement for a $50 million revolving credit facility with Chase Manhattan Bank. The interest rate is LIBOR or prime rate based at the option of the Company and dependent upon notice to Chase Manhattan Bank. The maturity date is July 17, 2001. As of September 30, 2000, the Company had no balance outstanding related to this facility.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "expect", "anticipate", "estimate", "believe", "intend" and "plan". Our actual results may differ materially from those discussed in these statements. These statements include, but are not limited to, our intent to pursue members through enterprise and consumer programs to increase membership revenues; our expectations regarding enterprise agreements providing a significant portion of membership revenues; our expectations regarding increasing our revenues from merchants, content partners and suppliers; our expectations regarding the costs of our member commerce programs; our expectations to improve pricing and eliminate acquisition discounts; our expectations regarding when the majority of Ford and Delta members will be enrolled; our expectations regarding the amount of future acquisition discount provisions; our intent to increase the offerings and revenues related to our member commerce program; our intent to establish member web site operations in foreign countries; our expectations regarding the cost of expanding our international operations; our expectation to expend significant resources on sales, marketing and general and administrative expenses; our expectations regarding our ability to fund our operations for the next twelve months; and our expectations regarding the costs of expanding our domestic operations and sales and marketing.

     The investment risks described in our recent Registration Statement on Form S-1 (File No. 333-34114) that was declared effective by the SEC on August 15, 2000 continue to be risks for investors and potential investors in the Company, and such investors should carefully review the Risk Factors section in the Registration Statement before making an investment decision.

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this report.

     Overview

     Our business model addresses the increasing need for people to access the Internet, while offering merchants and other entities the opportunity to establish customer relationships with our members. We believe that long-term customer relationships are more valuable than the cost of providing customers with the tools they need to participate in the digital economy.

     We were incorporated in March 1999. We began offering our products and services on a limited basis in September 1999 and on a commercial basis in October 1999. Until September 1999, we had no revenues and our operating activities consisted primarily of developing relationships with vendors, suppliers and merchants.

     Our members enter into a three-year contract and, if qualified, pay as little as $24.95 per month plus a one-time shipping charge for a new brand-name computer system (including a monitor and software), unlimited Internet access, email services, a hosted Web site, customer support and in-home warranty. Alternatively, our members may choose a higher performance computer or laptop computer and pay a higher monthly payment. In addition, our members receive additional benefits through our member commerce program. Customers who do not wish to purchase a new computer system may use other computer systems to obtain Internet access and email capabilities on a monthly subscription basis as well as receive the discounts and special offers of our member commerce program through our PeoplePC Online program for $9.95 per month. This offering includes unlimited Internet access, participation in our member commerce program, email services and a hosted Web site.

     In addition to our offering to consumers, we offer programs through which enterprises may make our products and services available to their employees, customers and affiliated parties. We previously entered into agreements with Ford Motor Company and Delta Air Lines, Inc. to provide our products and services to the employees of Ford and Delta at negotiated rates. In their programs, Ford and Delta subsidize the purchase of our products and services by their employees. As Ford employees register to become PeoplePC members, Ford pays us for the entire 36-month membership. As Delta employees register to become PeoplePC members, Delta is obligated to pay us on a monthly basis over the 36-month membership period. We have agreed to provide Ford and Delta employees with several options to upgrade their computer systems for an additional charge payable by the employee. We recognize these revenues and associated costs over the three-year term of the relevant membership agreement. We also entered into a letter of understanding with the National Trades Union Congress in Singapore, or National Trades Union, to establish a co-sponsored program to offer our products and services on an un-subsidized basis to members of trade unions affiliated with the National Trades Union. The National Trades Union is a party to the letter of understanding because it will market our program to union members and arrange credit for union members who wish to pay for a membership over time. We will contribute $500,000 to the marketing budget for the program. We intend to sell our products and services directly to union members, on either a cash or installment purchase basis. The National Trades Union will not be a party to the sales transaction. If a union member wishes to pay for a membership over time in installments, the member will execute a credit sale agreement, which will then be sold on a non-recourse basis to a National Trades Union affiliate. In these transactions, the National Trades Union affiliate will assume all risk of customer payment obligation default. To date, we have not generated any revenues under this program.

     We have entered into similar agreements with the New York Times and Ogilvy & Mather to provide our products and services to their employees.

     We have also entered into channel marketing agreements with Visa USA and Highmark Blue Cross/Blue Shield through which Visa and Highmark will market and promote PeoplePC products and services to their respective customers.

     Membership revenues consist of revenues earned from the sale of membership bundles; the related charges for shipping the systems; and revenues earned from the sale of PeoplePC Online memberships which include all of our

  Internet related services but do not include a computer system. Although we receive revenue from the sale of membership bundles at the time of the member's enrollment, we defer the revenue and amortize it over the life of the membership contract due to the three-year nature of the relationship. We intend to continue to pursue members through enterprise agreements and our consumer programs to increase our membership revenues. We expect that memberships obtained through enterprise agreements will provide a significant portion of membership revenues in the future.

     Other revenues consist of revenues from the sale of upgraded monitors; the sale of printers; additional shipping revenues related to upgraded monitors and the sale of printers; and revenues from merchants, content partners and suppliers. We have not yet generated material revenues from merchants, content partners and suppliers. Other revenues are recorded in the period earned as these products, which are not requested by all members, are separately identifiable transactions and the related earnings process is completed at that time. We expect to increase our revenues from merchants, content partners and suppliers in the future.

     The cost of membership revenues consists primarily of the cost of the computer system (including software); the related cost to ship the system to new members; and the cost of providing Internet access. Consistent with our revenue recognition policy, these costs are deferred and amortized over the three-year membership term.

     The cost of other revenues consists of the cost of peripherals and the incremental cost of upgrades; the cost of shipping peripherals and upgrades; and other costs of revenues such as restocking fees. We anticipate that the cost of our member commerce program revenues will be minimal. The cost of other revenues is recorded in the period incurred.

     The up-front revenue received from our $24.95 per month entry level bundle and from the Ford and Delta enterprise programs is less than our estimated total current and expected future cost of providing products and performing under the applicable agreements. We have offered this introductory pricing to rapidly build our membership base and establish relationships with our members that we believe will provide the means for longer-term profitability. As we build our membership base, brand awareness and member loyalty, we expect to improve pricing and eliminate this acquisition discount. We have recorded a net provision of $19.1 million as of September 30, 2000 that represents the amount, applicable to members added in each fiscal period, by which our total current and expected future costs exceed our membership revenues determined without regard to revenue from our member commerce program. The acquisition discounts under the Ford and Delta contracts are greater than those for members obtained through our consumer membership bundle offering. Acquisition discounts under other enterprise contracts may also be more than those produced under the consumer program.
  We expect the majority of Ford and Delta employees who elect to become members will be enrolled over the next two to three quarters. Accordingly, we expect to recognize approximately $50.0 million of future provisions as Ford, Delta and individual members enroll over that period. These future provisions may be even higher than estimated if demand is greater than expected. We may also recognize additional provisions due to the performance of additional enterprise agreements. Unless we are able to build our membership base, brand awareness and member loyalty, we may not be able to improve pricing or eliminate subsidizations to individual members or under enterprise agreements. The recordation of loss provisions in future periods will have a negative impact on operating results and stockholders' equity.

     Membership revenues earned also include revenues from members of PeoplePC Online, our Internet access only service, which consists of monthly subscription fees from our members. The cost of these revenues consists of the cost to provide Internet access. Online members pay subscription fees monthly and may cancel their membership at any time. Both revenues from the online program and the cost of those revenues are recorded as received or incurred.

     Revenues from our member commerce program are recognized in the period when a transaction occurs. Our contracts with merchants and other entities are typically structured so that we receive a percentage of sales revenues generated by our members' purchases from our merchants or a fixed fee when a member opens an account or executes his or her first transaction with a merchant. In some cases, we receive both a fixed fee for generating new customers and a percentage of subsequent sales revenues. In some cases, we also receive referral fees for directing our members to other companies' Web sites. Referral revenues are recognized as referrals are made to these Web sites. Amounts earned through these agreements were $.5 million for the nine months ended September 30, 2000. We intend to continue to expand the number and variety of our merchants participating in our member commerce program to provide our members with a broad range of product and service offerings. As our membership base grows, we believe we will be able to negotiate more member commerce programs for our members and increase the revenues we earn through our merchant offerings.

     We currently operate principally in the United States, the United Kingdom, France and Singapore. We have begun or expect shortly to begin to sell membership bundles through the Ford enterprise program to Ford employees in the United Kingdom, Canada, Mexico, Philippines and Venezuela. In at least some of these and other countries, we will be establishing localized membership website operations. We have established subsidiaries in Australia, British Virgin Islands, Canada, France, Germany, Mexico, the Netherlands, the United Kingdom and Singapore to support our international operations. We may establish additional subsidiaries in other countries, where operational, tax or other considerations provide reason to do so. We expect to spend approximately $40 million during 2000 to expand our international operations, which will be funded by the $50 million in proceeds received in establishing our European joint venture.

     The income or "benefits-in-kind" tax treatment of a program under which enterprises provide computers to their employees on a subsidized basis is uncertain with regard to both the enterprise and its employees and is a country-by-country issue depending on a number of factors, including the status of the employee with the company, the employee's country of residence, the size, if any, of the employee's co-payment and the particular structure of the program. Depending on the applicable tax rules, in order to qualify for tax-free treatment, a subsidized enterprise employee program would have to be structured in a manner that qualifies under the applicable rules for tax-free fringe benefits. To the extent a program is not tax-free, the entire amount of the subsidy could be considered taxable wages and be subject to applicable withholding rules. If we are unable to structure an enterprise program that is both tax-free in a particular country and desirable to an enterprise could hinder our ability to enter into new enterprise agreements, particularly outside the United States where we are unfamiliar with, and have not operated under, the local tax laws. To successfully structure an enterprise program in a particular country, we are required to analyze the local tax law, determine whether there are any adverse tax consequences of an enterprise program, and if so, identify a structure for a program that minimizes the taxes. This process is difficult and time consuming, and we cannot guarantee that we will find an acceptable structure in each country. For example, in Germany there are ongoing discussions with the taxing authorities to identify a satisfactory structure. In countries where the tax cost of an employee program is too high, local enterprises may be unwilling to enter into agreements with us. If employees are required to pay tax on the benefit, our acceptance rates may suffer, resulting in impractical economies of scale. As a result, we may encounter difficulties in entering agreements with enterprises located outside the United States and we may experience unexpected delays in structuring and implementing our programs with Ford and Delta in foreign jurisdictions.

     To date, all of our sales and all of our purchases from our suppliers have been made in U.S. dollars. As a result, changes in currency exchange rates do not generally have a direct effect on our financial position.

     In April 2000, we raised $49.7 million in gross proceeds from the sale of 9,468,252 shares of Series C preferred stock. Ford Motor Company purchased 4,765,650 shares of Series C preferred stock in connection with this financing and other investors purchased 4,702,602 shares. Ford also received the right to purchase 1,905,000 shares of common stock in a private placement effected at the closing of our initial public offering at the same price per share as our initial public offering. Ford exercised this right in full. Because Ford exercised this right, Ford also received a warrant to purchase 2,857,500 shares of common stock, exercisable at the same price per share as our initial public offering, $10.00 per share, at any time for a period of 200 days following the closing date of our initial public offering, which was August 21, 2000. In relation to Ford, the value of the right, the warrant and the excess of the value of the common stock into which the Series C preferred stock is exercisable over the price paid for the Series C preferred stock is $24.5 million and has been charged to sales and marketing expense in the second quarter of 2000. These rights and equity have been granted to Ford in order to gain access to Ford's employees as potential members and to encourage Ford to purchase membership packages. As Ford has no future performance requirements and no minimum purchase commitments with respect to the membership packages, the charge has been expensed when incurred. The Series
  C preferred stock converted into common stock on a 1-to-1 basis upon the closing of our offering. In the nine months ended September 30, 2000, we recorded a dividend of $18.2 million as a result of a beneficial conversion feature of preferred stock issued to the other investors. This dividend has been calculated as the difference between the price paid by the investors and the offering price of $10.00 per share in our initial public offering.

     Results of Operations

     Three months ended September 30, 2000

     Revenues

     Membership Revenues Earned.   Membership revenues earned include membership
  revenues, related shipping revenues, revenues from PeoplePC Online memberships, and recognition of membership revenues previously deferred. For the three months ended September 30, 2000, gross membership revenues were $124.4 million. Because we recognize membership revenues over the 36-month term of the membership agreement, $123.9 million of membership revenues was deferred. For the three months ended September 30, 2000, membership revenues include the recognition of $10.3 million in revenues previously deferred.

     Other Revenues. Other revenues consist of sales of peripherals and the incremental cost of upgrades, the related shipping revenues and revenues from merchants, content partners and suppliers. Other revenues for the three months ended September 30, 2000 were $14.5 million, $14 million of which related to the sale of upgrades and peripherals.

     Cost of Revenues

     Cost of Membership Revenues Earned. Cost of membership revenues earned consists primarily of the cost of the basic system hardware and software, fulfillment and shipping costs and our cost of providing members with Internet connectivity. For the three months ended September 30, 2000, cost of gross membership revenue was $125.3 million. Because we recognize system hardware and software cost of revenues over the 36-month term of the membership agreement, $122.8 million of cost of membership revenues was deferred and $9.5 million of costs previously deferred was recognized. Cost of revenues for the three months ended September 30, 2000 also includes a net provision of $14.6 million for the amount by which our estimated current and future cost of memberships exceeds the related membership revenue.

     Cost of Other Revenues. The cost of other revenues for the three months ended September 30, 2000 was $13.4 million. Cost of other revenues primarily consists of the cost of peripherals, the incremental cost of upgrades, and the related shipping expense. Cost of other revenues also includes incidental costs incurred such as restocking fees. These costs are not significant for the three months ended September 30, 2000.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses include fees paid to third-party advertising sales agents, sales support functions, travel and related expenses and related salaries and benefits. Sales and marketing costs associated with increasing and servicing our membership base are expensed in the period incurred. Sales and marketing expenses were $19.2 million for the three months ended September 30, 2000, $17.7 million of which was related to fees paid for third-party advertising In an effort to increase our revenues, membership base, brand awareness and overall customer experience, we expect to continue to expend significant resources on sales and marketing in the future.

     General and Administrative. General and administrative expenses include payroll and related expenses for management and administrative personnel, expenses related to maintaining member relations, facilities costs, professional service fees, travel and other general corporate expenses. We previously included expenses related to maintaining member relations in sales and market expense. These amounts have been reclassified as general and administrative expense consistent with industry practice and total $6.8 million for the three months ended September 30, 2000. General and administrative expenses were $20.5 million for the three months ended September 30, 2000 and included approximately $1 million of facilities expense and $8.9 million paid to outside consultants, contractors and other professionals for services rendered. We anticipate that general and administrative expenses will increase in absolute dollars due to increased expenses associated with the addition of personnel and additional professional fees, including costs associated with being a public company.

     Net Interest, Other Income and Minority Share

     Net interest, other income and minority share consists of interest income from cash equivalents and short-term investments of $0.9 million and an adjustment for the amount of net loss in the European subsidiary attributable to the minority investor in the amount of $1.0 million for the three months ended September 30, 2000.

     Income Taxes

     As a result of our operating losses and the uncertainties related to our ability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income tax for the three months ended September 30, 2000. We have provided a full valuation allowance on our deferred tax assets.

     Net Loss

     Net loss for the three months ended September 30, 2000 was $64.2 million, of which operating expenses were $39.6 million, including a non-cash item in the amount of $11.9 million attributable to the amortization of deferred stock-based compensation. Net loss also included non-cash provision for acquisition discounts of $14.6 million.

     Nine months ended September 30, 2000

     Revenues

     Membership Revenues Earned. Membership revenues earned include revenues derived from the sale of membership bundles, related shipping revenues, revenues from PeoplePC Online memberships, and recognition of membership revenues previously deferred. For the nine months ended September 30, 2000, gross membership revenues were $200.2 million. Because we recognize membership revenues over the 36-month term of the membership agreement, $194.9 million of membership revenues was deferred. For the nine months ended September 30, 2000, membership revenues include the recognition of $18.6 million in revenues previously deferred.

     Other Revenues. Other revenues consist of sales of peripherals and the incremental cost of upgrades, the related shipping revenues and revenues from merchants, content partners and suppliers. Other revenues for the nine months ended September 30, 2000 were $20.3 million, of which $19.8 million was related to the sale of upgrades and peripherals.

     Cost of Revenues

     Cost of Membership Revenues Earned. Cost of membership revenues earned consists primarily of the cost of the basic system hardware and software and our cost of providing members with Internet connectivity. For the nine months ended September 30, 2000, cost of gross membership revenue was $196.9 million. Because we recognize system hardware and software cost of revenues over the 36-month term of the membership agreement, $187.5 million of cost of membership revenues was deferred and $16.9 million of costs previously deferred was recognized. Cost of revenues for the nine months ended September 30, 2000 also includes a provision of $19.1 million for the amount by which our estimated current and future cost of memberships exceeds the related membership revenue.

     Cost of Other Revenues. The cost of other revenues for the nine months ended September 30, 2000 was $19.2 million. Cost of other revenues primarily consists of the cost of peripherals, the incremental cost of upgrades, and the related shipping expense. Cost of other revenues also includes incidental costs incurred such as restocking fees totaling $1.2 million for the nine months ended September 30, 2000.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses include fees paid to third-party advertising sales agents, sales support functions, travel and related expenses and related salaries and benefits. Sales and marketing costs associated with increasing and servicing our membership base are expensed in the period incurred. Sales and marketing expenses were $78.1 million for the nine months ended September 30, 2000, $49.6 million of which was related to fees paid for third-party advertising and $26.0 million of which was related to a charge taken in connection with the warrants and rights granted to Ford and Delta, as well as with the beneficial conversion feature related to the issuance of preferred stock to Ford. In an effort to increase our revenues, membership base, brand awareness and overall customer experience, we expect to continue to expend significant resources on sales and marketing in the future.

     General and Administrative. General and administrative expenses include payroll and related expenses for management and administrative personnel, expenses related to maintaining member relations, facilities costs, professional service fees, travel and other general corporate expenses. We previously included expenses related to maintaining member relations in sales and marketing expense. These amounts have been reclassified as general and administrative expense consistent with industry practice and total $16.0 million for the nine months ended September 30, 2000. General and administrative expenses were $43.6 million for the nine months ended September 30, 2000 and included approximately $1.9 million of facilities expense and $20.4 million paid to outside consultants, contractors and other professionals for services rendered. We anticipate that general and administrative expenses will increase in absolute dollars due to increased expenses associated with the addition of personnel and additional professional fees, including costs associated with being a public company.

     Net Interest, Other Income and Minority Share

     Net interest, other income and minority share consists of income from cash equivalents and short-term investments of $2.3 million and an adjustment for the amount of net loss in the European subsidiary attributable to the minority investor in the amount of $1.0 million for the nine months ended September
  30, 2000.

     Income Taxes

     As a result of our operating losses and the uncertainties related to our ability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income tax for the nine months ended September 30, 2000. We have provided a full valuation allowance on our deferred tax assets.

     Net Loss

     Net loss for the nine months ended September 30, 2000 was $189.4 million, of which operating expenses were $154.0 million, including non-cash charges in the amount of $32.3 million in amortization of deferred stock-based compensation and $26.0 million related to the warrants and rights granted to Ford and Delta. Net loss also includes a non-cash provision for acquisition discounts of $19.1 million and a non-cash dividend related to the beneficial conversion feature of preferred stock of $18.2 million.

     Liquidity and Capital Resources

     To date, we have financed our operations by the issuance of preferred stock and our initial public offering of common stock on August 21, 2000. As of September 30, 2000, our sources of liquidity consisted of $118.9 million in cash and cash equivalents, including $30.7 million in restricted cash. Our net accounts receivable balance as of September 30, 2000 was $58.9 million.

     Net cash used in operating activities was $129.5 million for the nine months ended September 30, 2000. Cash provided by operating activities for this period consisted primarily of membership fees. Cash used in operating activities for these periods consisted primarily of advertising expenses, costs of our computer systems and peripherals, payroll and other employee-related expenses, and an increase in accounts receivable net of allowance for doubtful accounts of approximately $58.9 million.

     Net cash used in investing activities was $19.1 million for the nine months ended September 30, 2000. Net cash used in investing activities for this period consisted primarily of an increase of $14.9 million in accounts collateralizing letter of credit agreements (primarily securing future inventory purchases) and $4.1 million for the purchase of property and equipment.

     Net cash provided by financing activities was $200.7 million for the period from inception to September 30, 2000, and consisted of the proceeds from our initial public offering, the issuance of a note and preferred stock, and from an investment in our European subsidiary. In May 1999, we sold 24,000,000 shares of our Series A preferred stock at $0.125 per share for an aggregate purchase price of $3.0 million to venture capital investors. In October 1999, we sold 29,816,514 shares of our Series B preferred stock at $2.18 per share for an aggregate purchase price of $65.0 million to venture capital investors. In April 2000, we sold 9,468,252 shares of Series C preferred stock at a price of $5.246 per share for an aggregate purchase price of $49.7 million to Ford and venture capital investors. On August 21, 2000, we consummated our initial public offering whereby we sold an aggregate of 8,500,00 shares of our common stock for an aggregate purchase price of $85,000,000 before discounts, commissions and expenses associated with the initial public offering. Contemporaneously with our initial public offering on August 21, 2000, Ford Motor Company exercised its right to purchase 1,905,000 shares of common stock in a private placement effected at the closing of our initial public offering at $10.00 per share for an aggregate purchase price of $19,050,000. Because Ford exercised the preceding right, Ford also received a warrant to purchase 2,857,500 shares of common stock, exercisable at $10.00 per share at any time for a period of 200 days following the date of our initial public offering on August 21, 2000. Each share of preferred stock converted into common stock on a 1-to-1 basis upon the closing of our initial public offering. In August and September 2000, @Viso purchased a minority interest in our European subsidiary for $50 million.

     We currently rely on MBNA America Bank, N.A. to provide a loan with 36 monthly payments to qualified members who wish to finance their membership fees. The agreement is structured as an unsecured loan directly between MBNA and the member. We receive the present value of the membership fees from MBNA at the inception of the membership, less a percentage retained by MBNA which has the effect of increasing the interest rate earned by MBNA on the loans to our members. We then have no further obligation to MBNA. We do not bear any credit risk in the event a member defaults on its payments to MBNA. We are not involved in the approval, funding or collection of current or past due payments on the loan. Members pay us directly for upgraded monitors, printers and all shipping charges using a credit card, which is billed by us. Approximately 90% of our individual members have obtained financing of their memberships through MBNA through September 30, 2000. These members make their monthly payments directly to MBNA. MBNA allows members to prepay their loan in part or in whole at any time without penalty.

     Except in cases whereby we contract directly with equipment manufacturers, we rely on Ingram Micro to distribute computer systems and peripherals from our suppliers to our customers. Our computer suppliers ship their products directly to Ingram Micro's distribution centers around the country. When a customer application is approved, products are picked from inventory, packed and shipped to our customers from the distribution center closest to the shipping address. Ingram Micro purchases inventory on our behalf based on sales projections made by us. We are obligated to purchase inventory held by Ingram Micro purchased on our behalf. Our agreement with Ingram Micro expires on December 31,

  2000, and may be renewed for one-year terms by mutual written consent of the parties. At September 30, 2000, we had approximately $40 million in noncancelable purchase commitments with Ingram Micro, including approximately 29,000 computers held by Ingram Micro which do not conform to specifications as ordered by us, with respect to which we recorded a contingent liability of $15.6 million. We have reached an agreement with Ingram Micro to liquidate the non-conforming computers, following which we will bear a portion of the losses not to exceed 50%. While the amount of the aggregate loss following liquidation cannot be determined at this time, we believe that our $15.6 million provision will be sufficient to cover our share of the losses.

     In June 2000, we formed a European subsidiary, PeoplePC N.V., a Netherlands corporation (PPC Europe). We and PPC Europe entered into financing and related agreements with @viso Limited, a partnership of SOFTBANK Corp. and Vivendi S.A., a French corporation. In the financing, PPC Europe received $50.0 million from @viso payable over a two month period beginning on the closing date in exchange for 35% of PPC Europe's outstanding capital stock in the form of convertible preferred stock, and we retained 65% of PPC Europe's outstanding capital stock in the form of common stock. We received our 65% interest in exchange for our grant of an exclusive license to use and exploit our technology and brand in Europe. We have retained the rights to our technology and brand in the rest of the world. The financing closed in July 2000. We expect this $50.0 million to be used to expand our international operations. In addition, PPC Europe will issue a warrant to acquire convertible preferred stock to SOFTBANK Capital Partners LP representing 5% of PPC Europe's shares outstanding as of the closing of the financing, and PPC Europe intends to reserve approximately 15% of its shares outstanding as of the closing of the financing for issuance under employee stock benefit plans. PPC Europe can compel the exercise of the SOFTBANK warrant not sooner than six months after the closing. PPC Europe has the exclusive right and obligation to fulfill, market and sell PeoplePC products to and receive buyer's club revenues from European members including the European employees of enterprises such as Ford and Delta. We have comparable rights worldwide, including with respect to any enterprise agreement entered into by PPC Europe with a European multinational operation. PPC Europe will pay us, and we will pay PPC Europe $100 for each member acquired in our respective territories as a result of the other party entering into an enterprise agreement. @viso has the right to designate two board members for PeoplePC Europe and we have the right to designate the chief executive officer and the remaining five board members (including the chief executive officer who serves on the board). We also control the daily operating decisions of PeoplePC Europe. However, one of the @viso designated board members must vote to approve transactions outside the ordinary course of business.

     In July 2000, we entered into a credit agreement with The Chase Manhattan Bank providing for a $50 million revolving credit facility maturing in July 2001. Amounts borrowed under the credit agreement will bear interest at variable rates, including as one of the rate options LIBOR plus 60 basis points. We are required to pay fees to the lender for the loan commitment and for underwriting and structuring. Our obligations under the credit agreement will be secured by all accounts receivable under our agreement with Ford. The availability of loans under the credit agreement is subject to usual and customary closing conditions, as well as to a borrowing base based on a percentage of invoiced receivables under the Ford agreement meeting specified eligibility requirements. The credit agreement also includes normal and customary covenants for transactions of this type, including maintenance of corporate existence, properties and rights; performance of obligations; various notice and information provisions; compliance with laws and certain contracts; limitation on indebtedness; limitation on liens; limitation on mergers and other fundamental changes; limitation on investments and acquisitions; limitation on transactions with affiliates; and limitations on restrictive agreements. As of September 30, 2000, there was no balance outstanding in regard to this credit facility.

     In addition to the proceeds from our initial public offering, we may need to raise additional capital to fund our future operations because we expect to incur operating and net losses until at least 2003. We currently anticipate that the combination of our available funds as of September 30, 2000, our credit facility, the collection of short term accounts receivable and other available sources of borrowed funds, will be sufficient to meet our anticipated needs for the next twelve months.

     If we need to raise additional funds through public or private financing, we cannot be certain that additional financing will be available or that, if available, it will be available on terms acceptable to us. Additional financing may result to substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with third parties that may require us to relinquish material rights to certain of our services, technologies or potential markets.

     The non-cancellable purchase commitments at September 30, 2000 included approximately $40 million to Ingram Micro and approximately $20 million to IBM pursuant to a direct shipment program entered into with IBM. In the ordinary course of our business we make commitments to purchase computers in order to make timely deliveries to new members as they sign up for our membership package. However, we normally pay for the computers no sooner than two days after the time of shipment to the member, although we are required to maintain a deposit at Ingram Micro, adjusted weekly, equal to approximately 25% of outstanding purchase orders. On September 30, 2000, this deposit amounted to approximately $14 million. Under our typical consumer financing arrangements, for instance the arrangement with MBNA, we receive promptly a lump sum payment from MBNA that completely offsets the cost of the computer and other equipment being purchased. This payment from MBNA is net of a percentage retained by MBNA which has the effect of increasing the interest rate earned by MBNA on the loans to our members. We receive this payment from MBNA before we are obligated to pay our computer system suppliers. Therefore, these arrangements enable us to use a relatively small amount of capital because the number of computers purchased and not paid for or financed at any given time will be only a fraction of the total purchase commitment which will typically extend over several months. The Ford and Delta programs depart from our typical practice as described above. In the Ford program we collect the majority of the amount for which the employee is responsible similarly to the process described above. Ford remits the portion for which it pays semi-monthly. The Delta program involves monthly payments to us rather than a lump sum payment. We are presently negotiating with lenders to arrange financing for the Delta program.

     Other than approximately $60 million in non-cancelable purchase commitments for computers at September 30, 2000, we do not have significant capital commitments. During the year ended December 31, 2000, we intend to spend approximately $40 million to expand our international operations, approximately $20 million to expand our domestic operations, approximately $25 million for domestic sales and marketing, and approximately $15 million to meet our obligation with respect to the approximately 29,000 non-conforming computers currently held by Ingram Micro, and approximately $5 million to purchase computers from Ingram Micro. In addition, we expect to use the proceeds of our European joint venture financing for international operations.

     Effects of Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We have not engaged in derivative and hedging activities to date. We are currently evaluating the impact of this pronouncement and will adopt SFAS No. 133 in 2001.

     In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are in compliance with this pronouncement.

     In March 2000, the FASB issued Interpretation No. 44 "Accounting for certain transactions involving stock compensation, an interpretation of APB Opinion No. 25" (FIN 44). FIN 44 establishes guidance for the accounting of stock option grants or modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance is effective after December 15, 1998, and for modifying a fixed option to add a reload feature, for which the guidance is effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to June 30, 2000 did not have a material effect on our financial statements. We do not expect that the adoption of the remaining provisions will have a material effect on our financial statements.

  Item 3.   Qualitative and Quantitative Disclosure about Market Risk

     We are exposed to fluctuations in interest rates and market values of our investments. Our exposure to fluctuations in interest rates and market values of our investments relates primarily to our short-term investment portfolio, which is included in cash and cash equivalents and short-term investments. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in highly liquid commercial paper and U.S. Government debt securities with maturities of less than one year, and, by policy, we limit the amount of credit exposure to any one issuer. Due to the short-term nature of our investments, the impact of interest rate changes would not generally be expected to have a significant impact on the value of these investments. The effect of interest rate and investment risk on us has not been significant.

     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.

   We have limited our investments to short-term, highly rated, fixed income facilities such as repurchase agreements collateralized by government securities and A-1/P-1 commercial paper. We intend to maintain our current investment policy, which is designed to preserve principal while at the same time maximizing the after-tax income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities.

   We currently have no floating rate indebtedness, hold no derivative instruments and do not earn significant foreign sourced income. Accordingly, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. In addition, we have primarily operated in the United States and all purchases and sales to date have been made in U.S. dollars. Foreign currency exchange rates, however, may affect the cost of our personal computers, printers and monitors purchased from our foreign suppliers, thereby indirectly affecting consumer demand for our products and our net revenues. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would also be affected by such changes.

Risk Factors That May Affect Future Results

   The investment risks described in our recent Registration Statement on Form S-1 (File No. 333-34114) that was declared effective by the SEC on August 15, 2000 continue to be risks for investors and potential investors in the Company, and such investors should carefully review the Risk Factors section in the Registration Statement before making an investment decision.

                                    PART II

Item 1.   Legal Proceedings

          We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We are not currently involved in any material legal proceedings.

Item 2.   Changes in Securities

          Recent Sales of Unregistered Securities

          In the three months ended September 30, 2000, PeoplePC issued options to purchase 2,629,625 shares of common at exercise prices ranging from $6.19 to $12.00 per share to 96 employees and contractors. These shares were exempt from registration under Rule 701 and/or section 4(2) of the Securities Act.

          Contemporaneously with our initial public offering on August 21, 2000, Ford Motor Company exercised its right to purchase 1,905,000 shares of common stock in a private placement effected at the closing of our initial public offering at $10.00 per share for an aggregate purchase price of $19,050,000. Because Ford exercised the preceding right, Ford also received a warrant to purchase 2,857,500 shares of common stock, exercisable at $10.00 per share at any time for a period of 200 days following the date of our initial public offering on August 21, 2000. The securities issued to Ford were exempt from registration under Rule 506 of the Securities Act because the sale was to an accredited investor, as defined in Rule 501 of the Securities Act.

          Use of Proceeds from Sales of Registered Securities

          On August 21, 2000, the Company completed an initial public offering of its common stock, $.0001 par value. The managing underwriters in the offering were Chase Securities Inc., FleetBoston Robertson Stephens Inc., J.P. Morgan Securities Inc. and Prudential Securities Incorporated. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (File No. 333-34114) that was declared effective by the SEC on August 16, 2000.

          In addition, upon completion of the initial public offering, all outstanding shares of preferred stock were automatically converted into 63,284,766 shares of PeoplePC, Inc. common stock.

          The offering commenced on August 16, 1999 after all 8,500,000 shares of common stock registered under the Registration Statement were sold at a price of $10.00 per share. The aggregate price of the offering amount registered was $85,000,000. In connection with the offering, we paid an aggregate of $5,950,000 in underwriting discounts and commissions to the underwriters. In addition, the following table sets forth the expenses incurred in connection with the offering, other than underwriting discounts and commissions.


          SEC Registration fee                          $   48,880
          NASD filing fee                                   19,015
          Nasdaq National Market listing fee                95,000
          Blue sky qualification fees and expenses          20,000

          Printing and engraving expenses                  250,000
          Legal fees and expenses                          600,000
          Accounting fees and expenses                     400,000
          Transfer agent and registrar fees                 25,000
          Miscellaneous expenses                            92,105
          Total                                         $1,550,000


          After deducting the underwriting discounts and commissions and the estimated expenses related to the offering as described above, we received net proceeds from the offering of approximately $77,500,000.

          As of September 30, 2000, we have used the net proceeds from our initial public offering of common stock for the following purposes:

          . approximately $5 million to expand our international operations including infrastructure and sales and marketing expenses;

          . approximately $20 million to expand our domestic operations by hiring additional employees, leasing additional office space and expanding our infrastructure;

          .   approximately $19 million for domestic sales and marketing;

          The remaining proceeds will be used for general corporate purposes, including working capital, expansion of our sales and marketing capabilities, and acquisitions of, or investments in, businesses, products and technologies that are complementary to our business. None of our net proceeds of the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of our equity securities, or any of our affiliates.

Item 3.   Default Upon Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Security Holders
          None

Item 5.   Other Information
          None

Item 6.   Exhibits

          10.1 Addendum to Master Services and Supply Agreement, dated September 29, 2000 between PeoplePC and Ford Motor Company.

          27.1  Financial data schedule

          Reports on Form 8-K
          None

                                   SIGNATURE

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of San Francisco, State of California, on November 14, 2000.

                                    PEOPLEPC, INC

                                    By:  /s/      NICK GROUF
                                         -------------------------------------
                                                  Nick Grouf
                                         President and Chief Executive Officer


                                    By:  /s/      JOHN ADAMS
                                         -------------------------------------
                                                  John Adams
                                              Chief Financial Officer