Form 10-K405
period 2000-12-31
PEOPLEPC INC
filed 2001-04-02
CIK 1109551

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         (Mark One)

         |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     for the fiscal year ended December 31, 2000

                                          OR
         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from ____________ to ____________.

                             Commission file number:


                                 PEOPLEPC INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                   13-4048510
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                  Identification Number)

          100 Pine Street, Suite 1100
               San Francisco, CA                                94111
         (Address of principal office)                        (Zip Code)

       Registrant's telephone number, including area code: (415) 732-4400

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 par value
                                (Title of Class)

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $15,718,881 as of March 30, 2001 based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 29, 2001, the Registrant had outstanding 115,048,400 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 2000 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

================================================================================

                                     PART I

      This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements."



ITEM 1. BUSINESS

Overview

      PeoplePC was founded in March 1999. Our mission is to make it easier for individuals to get more out of technology and, in the course of doing so, to create a valuable long-term relationship with them. Our members come to us either directly as individual consumers or, increasingly, through corporations and other organizations that have an interest in building online communications with their employees and customers.

      We begin our relationship with new members by selling them a bundle of products and services including a brand-name computer system, unlimited Internet access, customer support, and other benefits.

      At the time of sale, we offer new members the opportunity to buy high-margin peripherals and services in order to expand the utility of their new computer systems. After the initial sale, the PeoplePC(TM) system provides a platform for PeoplePC and, where applicable, the enterprise who introduced us to the member, to communicate with and sell products and services to the member. We sell products and services such as peripherals, consumables and other products and services directly to members. Additionally, we enable over 100 merchant partners to offer their goods and services to our members on our web site. Merchant partners compensate us for the acquisition of new customers. We promote our products and services and those of our merchant partners through our Welcome Page (the first page a member sees upon logging in), web sites, member emails, billing statements, browser enhancements, and other media. In addition, we refer our members to Internet content providers for which we are paid a referral fee.

      For enterprises and other entities such as associations, consumer marketing organizations or governments. PeoplePC offers a customized program to provide membership to employees, customers, and other affiliated parties.
For these organizations, a PeoplePC program creates an opportunity to improve communication with the member, to increase the member's technological sophistication by giving them access to a computer in the home, and to provide the members with information that is more cost-effective to communicate online than by other means. As of December 31, 2000, approximately 51% of our members had joined through enterprise programs.

Products and Services

      PeoplePC has developed a suite of products and services that addresses the growing need for individuals to access the Internet and provides significant value to individuals, enterprises, merchants and suppliers. We:

      provide individuals with their choice of several new brand-name computer systems, the opportunity to purchase a wide array of upgrades and peripherals for those systems, unlimited Internet access, customer support, in-home service protection for hardware, and the opportunity to participate in our member commerce and community programs;

      enable enterprises to communicate with their employees, customers and affiliated parties online by providing the tools to access the Internet and proprietary enterprise content away from the workplace through our scalable, cost-effective package of computer products and services; and

      offer suppliers a wider base of customers and provide merchants access to a community of potential customers.

PeoplePC Membership

      PeoplePC membership is intended to reduce the hassle of purchasing a computer and getting online by providing a one-stop shopping experience for a complete Internet-ready computer system. In addition, as a benefit of joining our community, members receive value in the form of discounts and special offers from merchants that participate in our member commerce programs as well as community features designed to make their online experience more useful and enjoyable. PeoplePC members receive:

      A new high-quality, name-brand computer system. A member who purchases our bundled packages receives a complete, multimedia computer system that includes a high-quality personal computer with peripherals such as a color monitor, modem and CD-ROM and floppy diskette drives. New members currently may select from as many as six different systems depending on price, customer requirements and availability. We have provided our members with computer systems from Hewlett-Packard, IBM, Toshiba and Compaq, depending on the availability and pricing of these systems at the time of the shipment. In the future, we may offer computers from other computer vendors. Currently, our systems come pre-loaded with Microsoft Windows Millennium Edition, Internet Explorer 5, Microsoft Works 2000, Microsoft Money, Quicken Basic, Norton AntiVirus, Lotus SmartSuite and Trellix. Our systems arrive preconfigured to connect to the Internet so that the user does not have to deal with the complexities of establishing a connection using products and services obtained from different companies.

      Unlimited Internet access. We work with multiple providers of domestic and international Internet service, to offer our members Internet access 24 hours a day, 7 days a week. All of our membership packages include unlimited use of this Internet access.

      Currently UUNET Technologies, Inc., an MCI WorldCom company, AT&T Corporation, Genuity Solutions, Inc., UUNET Canada, Inc., IKANO Communications, Inc., PSINet Inc. and Global Network Services, an AT&T company, serve as our major Internet service providers in the continental United States and Canada.

Through these suppliers, we are able to offer local dial-up phone connections to over 90 percent of the U.S. population, and substantial coverage in Canada. Internationally, PeoplePC contracts with major connectivity providers, including IFX Networks Mexico, S.A., Internet Telecom S.A., MCI Worldcom Ltd. and Singapore Telecommunications, Ltd., for its Internet access services in France and England. Through these providers, PeoplePC is also able to offer Internet service in parts of Spain, Belgium, Sweden and Germany. Currently, PeoplePC contracts with Singapore Telecommunications Ltd (SingTel) for Internet service in Singapore. Our users typically can connect to the Internet for the cost, if any, of an ordinary local or regional phone call. Our service provides full point-to-point protocol access to the Internet, and supports the v.90 standard for 56 kbps connections. Internet providers typically charge us on the basis of the number of hours of Internet usage by our members.

      Email Capability. We provide our members with email services with an "@peoplepc.com" email address. Email is accessed from a member's primary computer or through the Internet from any computer with an Internet connection. Our email services are hosted by Critical Path, Inc.

      Easy setup, comprehensive customer support and in-home service. We aim to make our members' PeoplePC experience as hassle-free and worry-free as possible. Members receive easy-to-follow instructions to assist with the set-up and operation of their computer systems and Internet access. We also have customized a member's initial connection to the Internet to simplify the registration process. Our Web site contains a customer service page that outlines PeoplePC policies and provides answers to frequently asked questions. Members also can email representatives for customer service and technical support.

      We offer customer service and technical support services by telephone as part of membership package for the duration of the membership term. Our representatives address questions concerning computer set-up and operation, Internet access and membership offers and services.

      In order to maintain low costs and enable rapid growth, we outsource most of our customer service and technical support to multiple providers including Sykes Enterprises, Incorporated, Ron Weber and Associates, Inc., DecisionOne and TeleTech Customer Care Management, Inc.

      Through Service Net, Inc., we also provide to our members an extended service contract warranty covering parts and labor on hardware. In the United States, the extended service contract warranty provides for in-home technical service to members who live within 50 miles of an authorized service location. Our vendor has approximately 5,000 service locations in the United States.

      PeopleShop(TM). PeopleShop is our online store for members. Through it, we offer competitively priced products that have been tested to work with the systems we sell. These products can be purchased individually, or as packages focused around a particular application or activity (for instance, photography, music or gaming), comprising peripherals, training materials and other services that are designed to help members more easily use the application or engage in the activity. In addition, we offer consumable products such as printer paper and ink jet cartridges. PeopleShop currently offers over 63 products and services, and we intend to add products and services in the future.

      Member Commerce Program. We select merchants that we believe offer high-quality products and services. The product and service offerings of participating merchants appear in a directory accessed through our Welcome Page. Merchant offers also can be promoted through regular member emails and by our PeoplePal(TM) feature. As of December 31, 2000, approximately 104 merchants have signed agreements with us to provide offerings to our U.S. members. These arrangements have not generated significant revenues for us to date.

      Web Page Hosting. Members receive 10Mb of disk capacity for hosting their personal web page. In addition, we have established a relationship with Trellix to offer authoring tools to make the creation of those web pages easier. We use Trellix's web based publishing tool Trellix Web Express to allow simple and powerful web site building without knowledge of HTML.

      PeoplePages. In addition to web page hosting, we have recently launched PeoplePages, a proprietary product that allows members to easily create a web-based digital member profile by answering a questionnaire. Members can search for PeoplePages based on interests such as nature/the outdoors or technology and communicate with other members with similar interests by mail and email. We believe that the launch of PeoplePages is an important step in creating a community of PeoplePC members.

      PeoplePal. PeoplePal is a new add-on to the Microsoft Internet Explorer browser that is globally available to new and existing members. PeoplePal provides several functions:

      o Persistent access to the PeoplePC member home page and its sub-pages through a pull-down menu.

      o Automatic alerts about merchant partner deals when a member visits a merchant partner's web site unless a member chooses to disable this feature.

      o A Wallet that stores personal information necessary to complete online purchases, such as credit card number and shipping information. The wallet can be used to automatically fill in information at selected site with a single button click.

      o     One-click access to online help such as FAQs.

      o     One-click access to member email.

PeoplePC Online

      Customers who do not wish to purchase a new computer system may still take advantage of our product offerings through our PeoplePC Online program. This offering includes all of the products and services listed above except for the computer system and accompanying warranty. PeoplePC Online currently costs our members $9.95 per month.

      Commitment to Privacy. We periodically inform our members of offers that might be of interest and value to them through our Web site, email, and PeoplePal, but members may choose to receive more or less information at any time. In addition, we do not distribute or sell our members' personal data to other companies for advertising or direct mailing purposes without permission or allow advertisers to solicit them within our community without their consent. Merchants offering promotions can only market directly to our members after the customer has consented to receiving such information by visiting the merchant site, entering their personal information and permitting the merchant to send them this information.

Enterprise Sales

      Enterprise Programs. Increasingly, we sell PeoplePC memberships indirectly through large enterprises to their employees, customers and other affiliated parties. By offering PeoplePC memberships, enterprises can provide these constituencies with computing capabilities and access to the Internet in their homes. Members who join through an enterprise program receive a full PeoplePC membership (with or without computer hardware), tailored to the needs of the organization. Enterprise sales provide a very efficient member acquisition channel for PeoplePC. As of December 31, 2000, approximately 51% of our members had joined through enterprise programs.

      Scalable, Cost Effective Package of Products and Services. We provide enterprises with an integrated package of computer products and services from a single source that scales easily and quickly, requires little additional infrastructure investment and provides the enterprise's employees, customers and affiliated parties with the same convenience, quality assurance and value benefits enjoyed by all PeoplePC members. In addition, we believe that our packaged offering costs enterprises less than it would for them to purchase each component of our offering separately.

      Enhanced Enterprise Communications and Reduced Costs. By enabling their employees, customers and affiliated parties to communicate and collaborate more efficiently with each other, our enterprise customers can streamline certain business processes and reduce infrastructure costs. For example, increased use of electronic communications can reduce printing, mailing and other administrative costs. A connected enterprise can also disseminate corporate information more rapidly and effectively across businesses and geographies. In addition, we enable enterprises to establish deeper relationships with their employees, customers and affiliated parties through contact points such as:

      Desktop Icons. Icons can be pre-loaded onto the desktop that connect members directly to the enterprise Web site or Intranet.

      Operating System Customizations. We can customize operating system enhancements such as our Out of Box Experience, dialer, wallpaper and other enhancements.

      Customized Keyboard. Working with the manufacturer, we can customize buttons on the computer keyboard adding an enterprise's logo and a direct link to their web site.

      Welcome Page. Each time a member connects to the Internet, a welcome page appears displaying the PeoplePC logo, the enterprise's logo, along with selected promotions and correspondence to the enterprise's employees, customers and affiliated parties.

      Customer Service. We provide high-quality and reliable customer service which can be co-branded with the enterprise through our call centers and by email.

      Pre-loaded Software. We install software from third-party suppliers on our computers prior to shipment, including at the request of an enterprise software that accesses the enterprise's proprietary software systems.

      PeoplePC Community. We offer a friendly environment and tools to personalize our members' experience when surfing the web. Enterprises can co-brand certain community features such as the PeoplePal.

Ford Motor Company

      In April 2000, we entered into an agreement to be the sole provider of our bundled products and Internet connectivity services for the Ford Motor Company's employee connectivity program, the Model E Program, to up to 365,000 employees worldwide. Ford subsidizes their employees' purchase of our products. We began distributing products under this program in April 2000. Our agreement with Ford will expire in April 2003.

      The Model E Program roll-out to Ford employees in the United States has been substantially completed. We are ready to roll out the program to Ford employees in Canada and the United Kingdom. Planning is underway to extend the program to Ford employees in France and Germany. In February 2001, we commenced rolling out the Model E Program to up to 15,000 employees of Ford's affiliate, Hertz Corporation. We have also agreed with Ford to offer our program on a non-subsidized basis to employees of Ford's Certified Blue Oval Program dealers.

      In connection with our agreement with Ford, in April 2000 Ford purchased 4,765,650 shares of our Series C preferred stock for $5.246 per share. We incurred a $24.5 million sales and marketing expense in connection with this transaction. Ford also received the right to purchase 1,905,000 shares of common stock in a private placement effected at the closing of the initial public offering at the same price per share as the initial public offering. Ford exercised this right in full. Because Ford exercised this right, Ford also received a warrant to purchase an additional 2,857,500 shares of common stock exercisable at the same price per share as the initial public offering, for a period of 200 days following the date of the initial public offering. PeoplePC and Ford have extended the exercise period of this option for up to 35 months from the date of the initial public offering.

Delta Air Lines, Inc.

      In January 2000, we entered into an agreement with Delta Air Lines, Inc. in which we agreed to provide our bundled computer and Internet connectivity services packages to up to

75,000 Delta employees through the Wired Workforce program. Delta subsidizes the employees' purchase of our products. Delta is not required to enroll a minimum number of employees in the program. Delta will pay us on a monthly basis over the 36-month membership period for each employee. Delta employees will make a $12 monthly co-payment to Delta. PeoplePC will host and maintain a Web site for Delta employees participating in the program. Delta and PeoplePC will each be responsible for the costs they incur in developing and implementing the program.

      We began distributing products under the Delta program in April 2000. The U.S. rollout to Delta employees has been substantially completed. Our agreement with Delta will expire in January 2003.

      We will also credit against payments due from Delta 80% of the revenues we recognize as a result of transactions originating from an "offer of the day" program presented to Delta employees on the Delta Web site. We are obligated to credit against payments due from Delta 20% of all revenues we recognize as a result of Delta employees participating in our member commerce program to the extent that those revenues exceed expenses attributable to the member commerce program.

National Trades Union Congress of Singapore

      In May 2000, we entered into a letter of understanding with the National Trades Union Congress of Singapore to offer our bundled computer and Internet services products to up to 300,000 members of affiliated unions. We signed a definitive agreement with the National Trades Union Congress in January 2001. Under the agreement, we are allowed to market our products to members of unions affiliated with the National Trades Union Congress. The program is not subsidized by the National Trades Union Congress or any affiliated union although favorable financing arrangements are extended by an affiliate of the National Trades Union Congress. We also offer to union members several options to upgrade their computer systems for an additional charge. Neither the National Trades Union Congress nor its members have a minimum purchase commitment.

Vivendi Universal

      In July 2000, our European subsidiary, PeoplePC UK, Ltd., entered into a supply and service agreement with Vivendi S.A., now Vivendi Universal S.A., to provide our bundled personal computer and Internet services products to up to 260,000 full-time and part-time employees of Vivendi. Our agreement with Vivendi will expire in July 2003 unless Vivendi elects to extend the term for another year by giving notice at least 180 days before the end of the term. Vivendi subsidizes the employees' purchase of our products. In France, Vivendi's employees pay a co-payment of 3 Euros per month for 36 months.

      PeoplePC will host and maintain a web site for Vivendi employees participating in the program. Vivendi and PeoplePC will each be responsible for the costs they incur in developing and implementing the program. Vivendi is not required to enroll a minimum number of employees in the program.

      We began distributing products to Vivendi employees in France in January 2001 and the French roll-out has been partly completed. Planning is underway to extend the program to Vivendi employees in the United Kingdom, Germany and the United States.

Marketing

      Our marketing strategy is designed to build our membership through enterprise employee connectivity programs, direct-to-consumer sales, enterprise channel offerings, television buying services, sales through large retailer partners, and through other means. We are seeking to build brand recognition, to establish strong customer loyalty and to encourage transactions with merchants. Many of our members join PeoplePC on our Web site or by calling our customer service centers after hearing about PeoplePC through advertising or word of mouth. We have currently curtailed broad nationwide advertising campaigns in favor of more limited, targeted campaigns.

      Traditional Advertising. We engage in targeted direct mail campaigns to promote both our full membership package and our PeoplePC Online offering.

      Online Advertising. We place advertisements on various high-profile and high-traffic Web sites. Our advertisements on these sites are typically focused on customer acquisition and encourage visitors to click through directly to our Web site and apply for membership. We also engage in targeted direct email campaigns to promote our product and service offerings.

      An important part of our marketing strategy is to promote the PeoplePC brand with our existing members. Our PeoplePC Web site is our primary means of communicating with our members. In the future, we intend to enhance the community features of our Web site, such as the PeoplePages feature we recently launched. Further, we promote our brand through the personalized Web page, which appears as a welcome page when our members connect to the Internet.

Operations

      Our strategy is to outsource as much of our operations as possible to multiple suppliers. This strategy allows us to maintain flexibility to scale operations with demand, reduce inventory risk, and improve our ability to provide high-quality products at favorable pricing.

      Distribution. We believe that our outsourced distribution model is the key to our efficient and rapidly scalable operations. As part of this strategy, we entered into an agreement with Ingram Micro in August 1999 in which they agreed to provide, process and distribute computer systems and peripherals to our customers. In July 2000, we amended this agreement to provide for the distribution of computer systems and peripherals in connection with our Ford and Delta agreements. Our computer suppliers ship their products directly to Ingram Micro's distribution centers around the country. After a customer application is approved and a binding purchase order is placed with Ingram Micro, products are picked from inventory, packed and shipped to our customers from the distribution center closest to the shipping address. We work actively with Ingram Micro and computer manufacturers to identify the types of computers, the specifications and prices of the computers that will be offered to our members. Under our distribution model, Ingram Micro is required to enter into its own agreement with the selected manufacturer regarding its purchase of computers for distribution to our customers. Generally, the computer manufacturer is not required to manufacture or sell computers directly to us or ship computers to our customers. We are required by Ingram Micro to maintain a deposit, adjusted weekly, equal to 25% of the amount of outstanding purchase orders and the value of inventory maintained by Ingram in the United States and 30% in Europe.

      By using a secure electronic connection, we place orders for shipment of computers to our customers with Ingram Micro or IBM. Orders with Ingram Micro are processed and sent to a designated distribution center to be picked, packed and shipped. Orders with IBM are shipped from a single distribution center. The integrated electronic connection with Ingram Micro and IBM also provides us with data on inventory quantities, inventory location, shipping status and order tracking numbers. Our Web site provides a direct link from a customer's order information to the United Parcel Service to provide information on order delivery status.

      Financing. Our members may obtain financing through MBNA America Bank, N.A. We entered into an agreement with MBNA in February 2000 in which MBNA agreed to provide a line of credit to qualified prospective purchasers that would allow the purchasers to borrow the purchase price of their membership and repay the loan over 36 months. Members may also finance the purchase price of peripherals, upgrades and shipping and handling charges.

International

      PeoplePC has undertaken significant international expansion in Asia, Europe and Canada. This expansion has allowed us to begin fulfillment of our international programs with Ford and Delta, and to garner new corporate customers such as Vivendi and the Singapore National Trades Union Congress. We are not contemplating any international direct-to-consumer programs at this time.

   Europe

      Our European operating subsidiary is PeoplePC UK, Ltd., a U.K. company. PeoplePC UK is a wholly-owned subsidiary of PeoplePC N.V., a Dutch company that is 65% owned by PeoplePC, and 35% owned by @viso Limited, a UK company that is owned in equal parts by Vivendi and SOFTBANK Corp, a Japanese company. In addition, PeoplePC Europe issued a warrant to acquire convertible preferred stock to SOFTBANK Capital Partners LP representing 5% of PeoplePC Europe's shares outstanding as of the closing of the financing. At present PeoplePC N.V. has no operations. PeoplePC N.V. has formed several other companies based in Europe, but at present these companies have not been capitalized and have no significant operations.

      Under a binding memorandum of agreement signed on February 16, 2001, @viso is entitled to sell all or a portion of its shares of PeoplePC Europe to us in exchange for PeoplePC stock. Under this arrangement, @viso is entitled to receive between 13,750,000 and 29,146,132 shares of PeoplePC common stock based on a formula and the date of exchange. SOFTBANK Capital Partners LP is entitled to exercise its warrant to purchase convertible preferred stock in PeoplePC N.V. Once the warrant is exercised, SOFTBANK Capital Partners LP will be entitled to sell all or a portion of its shares of PeoplePC N.V. to us in exchange for PeoplePC stock. Under this arrangement, SOFTBANK Capital Partners LP will be entitled to receive between 1,850,000 and 3,481,928 shares of PeoplePC capital stock based on a formula and the date of exchange. These put options will terminate in April 2006. These securities were exempt from registration under Rule 506 of the Securities Act since the sale was to an accredited investors, as defined in Rule 501 of the Securities Act. For more information about the PeoplePC N.V. transaction, see "Business--PeoplePC Europe Restructuring".

      Pursuant to the memorandum of agreement, we borrowed $15 million from PeoplePC N.V. on February 22, 2001. Following the execution of definitive documents contemplated by the memorandum of agreement, we will have the authority to arrange additional loans from PeoplePC N.V.

      PeoplePC UK has its headquarters in offices in Rickmansworth, England, and maintains an office in Le Courbevoie, France.

As of December 31, 2000, entities owned by PeoplePC Europe had a total of 53 full-time employees.

      PeoplePC UK began enrollment and delivery of computer systems in France and England in January 2001.

      PeoplePC UK completed a trial program for employees of Ford's UK affiliates in December 2000. We anticipate commencing the full roll-out to the remaining employees in the second quarter of 2001. We have also substantially completed arrangements to commence rolling out the program to employees of Ford affiliates in Germany, and planning is underway to extend the program to employees of Ford affiliates in France.

      We began distributing products to Vivendi employees in France in January 2001, and the French roll-out is now partly completed. Planning is underway to extend the program to Vivendi employees in the United Kingdom, Germany and the United States. The Vivendi program is open to all European full-time and part-time employees of Vivendi for an employee co-payment of 3 Euros per month. The remainder of the program expenses are subsidized by Vivendi.

      In December 2000, the French government passed Article 2 of the Finance Law, a law which provides favorable tax treatment for employee connectivity programs such as the one undertaken by Vivendi and PeoplePC.

   Asia

      Asia PeoplePC Singapore Pte Ltd, or PeoplePC Asia, is a wholly-owned indirect subsidiary of PeoplePC, Inc. and has been in operation since May, 2000. PeoplePC Asia had 21 full time employees as of December 31, 2000. PeoplePC Asia has developed relationships with major service providers necessary to execute on our Asian business operations, including IBM, SingTel, HP, Global Net and TeleTech.

      PeoplePC Asia began enrollment and delivery of computer systems in Singapore to members of unions affiliated with the National Trades Union Congress in October 2000 and to employees of Ford in the Philippines in September 2000.

   Canada

      Canada PeoplePC's operations in Canada are run from PeoplePC's San Francisco headquarters. During the year 2000, PeoplePC has developed relationships with major service providers necessary to execute on our Canadian business operations, including TeleTech, Decision One, UUNet and Ingram Micro.

      PeoplePC executed a preliminary program for Canadian employees of Ford Motor Company Canada in November 2000. We anticipate launching the general roll-out to Ford Motor Company Canada employees in the second quarter of 2001.

Competition

      The markets for personal computers, Internet access and member commerce programs are intensely competitive, evolving and subject to rapid technological change. The markets in which we participate are characterized by an increasing number of entrants. We primarily compete for members with the following categories of competitors:

      vendors that offer a product and services bundle that includes a computer, Internet access and customer service in a single offering and offer multi-year financing, such as Gateway;

      vendors of personal computers that integrate Internet access and service with their products, such as Apple, Compaq, Dell and Gateway; and

      combinations of computer vendors and Internet service and content providers, such as AT&T, Yahoo, Microsoft, Compaq, Hewlett-Packard, IBM and Toshiba.

We also compete with the following categories of competitors for some of our services:

      Internet service providers, such as America Online, Earthlink, Microsoft and NetZero; and

      Internet merchandising services, such as Buy.com and Amazon.com.

      The market for bundled computers, Internet access and customer service is new and evolving. The primary competitive factors in this market include scalability, price, brand, customer experience, effective customer support, a reputation of reliable service, geographic coverage and distribution. We believe that we compete favorably on these factors.

      We are a new entrant in the market for bundled offerings and have significantly less resources than many of our competitors. Our offering comprises an insignificant percentage of the personal computer market and an insignificant percentage of the Internet access market. Many of our competitors may have the ability to underprice us.

      Developing an integrated computer Internet access package is costly, and particularly so in the enterprise context and on an international scale. Nevertheless, most major computer vendors have begun to offer packages that contain some of the elements of our integrated offering, and some computer vendors are adopting programs that offer rebates in exchange for entering into multi-year Internet access service contracts. Computer vendors and Internet service providers are competing with us in bids for large enterprise connectivity programs.

Intellectual Property

      We regard the protection of our copyrights, service marks, trademarks, trade dress and trade secrets as critical to our ability to maintain and grow our business. We rely on a combination of copyright, trade secret and trademark law and contractual restrictions to establish and protect our proprietary intellectual property rights in our products and services. We generally enter into confidentiality agreements with our employees and consultants. Our confidentiality agreements generally require our employees and consultants to hold in confidence and not disclose any of our proprietary information. Despite our efforts to protect our proprietary information, unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken might not prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States.

      We have filed applications for the registration of some of our trademarks and service marks, including PeoplePC, in the United States and in some other countries. We have not secured registration of any of our marks to date. We may be unable to secure such registered marks. It is also possible that our competitors or others will use marks similar to ours, which could impede our ability to build brand identity and lead to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term PeoplePC. Any claims or customer confusion related to our trademark, or our failure to obtain trademark registration, would negatively affect our business. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. Our efforts to protect our intellectual property rights may not prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could substantially harm our business.

Employees

      As of March 29, 2001, we had a total of 246 full-time employees in the United States and internationally employed by one or more of our subsidiaries including 49 in marketing, business development and corporate sales, 53 in information systems, 42 in operations and customer care and 31 in administration, finance, human resources and legal, and one employee working for PeopleGive. We had 61 full-time employees working for PeoplePC Europe and 9 for PeoplePC Asia. None of our employees are represented by a labor union, and we have no collective bargaining agreements. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

      Our principal executive offices are located in San Francisco, California. We lease approximately 26,000 square feet at this facility pursuant to a lease that expires in February 2005. We have an option to extend the term of the lease for an additional five-year period.

      Our European operating subsidiary, PeoplePC U.K., Ltd., leases approximately 10,765 square feet of office space in Rickmansworth, a suburb of London, for use as executive offices. The term of this lease commences on February 1, 2001 and ends August 18, 2004.

      We lease office space in Paris and Singapore on a short term basis. Our lease in Paris is terminable on 6 months notice. Our lease in Singapore is terminable on one months notice.

ITEM 3. LEGAL PROCEEDINGS

      We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We are not presently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS


      Market Information and Related Stockholder Matters

      The common stock of PeoplePC has been traded on the Nasdaq Stock Market under the symbol PEOP since PeoplePC's initial public offering on August 15, 2000. Prior to that time there was no public market for PeoplePC's common stock. As of March 30, 2001, there were approximately 120 holders of record of the common stock.

      The following table sets forth for the period indicated the high and low sale prices of the common stock.

                                              PeoplePC Inc.
                                           ------------------
                                             HIGH      LOW
                                           --------  --------
      QUARTER ENDED
      September 29, 2000                   $ 10 3/8  $ 5 1/32
      December 29, 2000                    $ 6 1/4   $ 11/16


      Historically, we have not paid cash dividends to the holders of capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. We currently intend to retain future earnings for the expansion and operation of our business. In addition, our credit agreement with The Chase Manhattan Bank prevents us from paying cash dividends.

      In January 2000, PeoplePC entered into an agreement with Delta Air Lines, Inc. in which PeoplePC agreed to provide up to 75,000 eligible Delta employees with its products and services. As an inducement to enter into this agreement, PeoplePC issued to Delta a warrant to purchase 500,000 shares of its common stock at an exercise price of $6.225 per share. The warrant expired on February 12, 2001, six months from the date of our initial public offering. The warrant was exempt from registration under Rule 506 of the Securities Act since the sale was to an accredited investor, as defined in Rule 501 of the Securities Act.

      In April 2000, PeoplePC sold a total of 9,468,252 shares of Series C preferred stock at a price of $5.246 per share to 26 accredited investors, including Access Technology Partners, L.P., Access Technology Partners Brokers Fund, L.P., Benake, LP, Max W. Berger and Dale Grouf Berger, Ford Motor Company, Jon Grouf, Hambrecht & Quist California, Hambrecht & Quist Employee Venture Fund, L.P. II, H&Q PeoplePC Investors, LP, Donald Kendall, Jr., Maveron Equity Partners, L.P., Robin Neustein, Nexus Capital Partners II, L.P., PPC Holdings LLC, Rosewood Capital III, L.P., RVG IV, L.P., RWD Partners Fund, LLC, Sculley Brothers LLC, Upendra Shardanand, SOFTBANK Technology Advisors Fund L.P., SOFTBANK Technology Ventures IV L.P., SOFTBANK Capital Advisors Fund L.P., SOFTBANK Capital Partners L.P., Jane Stanton Hitchcock and Jimmie Lee Hoagland, WS Investment Company 2000A and Peter Zebroff. The aggregate purchase price of the sold securities was $49,670,449. Each share of Series C preferred stock was converted into one share of common stock as of the closing of the initial public offering.

      Simultaneously with the closing of the Series C financing, Ford received the right to purchase 1,905,000 shares of common stock in a private placement effected at the closing of our initial public offering at the same price per share as our initial public offering. Ford exercised this right in full and received a warrant to purchase 2,857,000 shares of common stock exercisable at the same price per share as our initial public offering at any time for a period of 200 days following the date of our offering on August 15, 2001. PeoplePC and Ford have reached an agreement to extend the exercise period of this warrant for up to an additional 35 months. These securities were exempt from registration under Rule 506 of the Securities Act since the sale was to 26 accredited investors, as defined in Rule 501 of the Securities Act.

      From January 1, 2000 through the date of our initial public offering on August 16, 2000, PeoplePC issued options to purchase 12,246,350 shares of common at exercise prices ranging from $0.22 to $12.00 per share to 166 employees and contractors. These shares were exempt from registration under Rule 701 and/or section 4(2) of the Securities Act.

      Under a binding memorandum of agreement signed on February 16, 2001, @viso is entitled to sell all or a portion of its shares of PeoplePC Europe to us in exchange for PeoplePC stock. Under this arrangement, @viso is entitled to receive between 13,750,000 and 29,146,132 shares of PeoplePC common stock based on a formula and the date of exchange. SOFTBANK Capital Partners LP is entitled to exercise its warrant to purchase convertible preferred stock in PeoplePC N.V. Once the warrant is exercised, SOFTBANK Capital Partners LP will be entitled to sell all or a portion of its shares of PeoplePC N.V. to us in exchange for PeoplePC stock. Under this arrangement, SOFTBANK Capital Partners LP will be entitled to receive between 1,850,000 and 3,481,928 shares of PeoplePC capital stock based on a formula and the date of exchange. These put options will terminate in April 2006. These securities were exempt from registration under Rule 506 of the Securities Act since the sale was to an accredited investors, as defined in Rule 501 of the Securities Act. For more information about the PeoplePC N.V. transaction, see "Business--PeoplePC Europe Restructuring".

ITEM 6. SELECTED FINANCIAL DATA

        This section presents our historical financial data. We derived the statement of operations data for the period from March 2, 1999 (date of inception) to December 31, 1999 and for the twelve months ended December 31, 2000, and the balance sheet data as of December 31, 1999 and as of December 31, 2000 from our audited financial statements included in this annual report. When you read this selected financial data, it is important that you also read the historical financial statements and related notes included in this annual report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations". Historical results are not necessarily indicative of future results. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted and pro forma basic and diluted net loss per share.

                                                                   Period from
                                                                  March 2, 1999               Year
                                                               (Date of Inception)            Ended
                                                               to December 31, 1999     December 31, 2000
                                                              ---------------------   ---------------------
                                                                   (in thousands, except per share data)
Statement of Operations Data:
Membership revenues earned .....................................      $   1,255             $  58,033
Other revenues .................................................          2,188                32,128
                                                                      ---------             ---------
   Total revenues ..............................................          3,443                90,161
Cost of membership revenues earned .............................          5,129                92,758
Cost of other revenues .........................................          1,905                26,562
                                                                      ---------             ---------
Gross loss(1) ..................................................         (3,591)              (29,159)
Operating expenses:
  Sales and marketing (exclusive of stock-based compensation of $134 for the period ended December 31, 1999 and
   $21,266 for the year ended December 31, 2000) ...............         38,279                91,984
  General and administrative (exclusive of stock-based
   compensation of $2,905 for the period ended December 31, 1999
   and $21,847 for the year ended December 31, 2000) ...........          6,197                77,562
  Other operating expenses .....................................         15,550                (6,900)
  Amortization of deferred stock-based compensation ............          3,039                43,113
                                                                      ---------             ---------
   Total operating expenses ....................................         63,065               205,759

Loss from operations ...........................................        (66,656)             (234,918)
Net interest income and other expenses .........................            405                  (502)
                                                                      ---------             ---------
Net loss before minority interest and cumulative effect of
  accounting change ............................................        (66,251)             (235,420)
Minority Interest ..............................................             --                 3,226

                                                                       ---------             ---------
Net Loss before cumulative effect of accounting change .........      $ (66,251)             (232,194)

Cumulative effect of accounting change .........................             --                (3,844)
                                                                                            ---------
Net Loss .......................................................        (66,251)             (236,038)
                                                                      =========
Dividend related to beneficial conversion feature of
 Preferred Stock ...............................................                              (18,209)
                                                                                            ---------
Net loss attributable to common stockholders ...................                            $(254,247)
                                                                                            =========
Basic and diluted net loss per share
  Loss before cumulative effect of accounting change ...........      $   (2.04)            $   (4.09)
  Cumulative effect of accounting change .......................             --             $   (0.06)
                                                                      ---------             ---------
Net loss per share .............................................      $   (2.04)            $   (4.15)
                                                                      =========             =========
Shares used in computing basic and diluted net loss per
 share .........................................................         32,400                61,218

Pro forma basic and diluted net loss per share (Unaudited)
  Loss before cumulative effect of accounting change ...........      $   (1.15)            $   (2.54)
  Cumulative effect of accounting change .......................             --             $   (0.04)
                                                                      ---------             ---------
Net loss per share .............................................      $   (1.15)            $   (2.58)
                                                                      =========             =========
Shares used in computing pro forma basic and diluted net
 loss per share ................................................         57,746                98,449



                                                                  December 31, 1999     December 31, 2000
                                                                  -----------------     -----------------
Balance Sheet Data:
Cash and cash equivalents(2) ...................................      $  51,858             $  88,447
Working capital ................................................          7,190
                                                                                               45,327
Total assets ...................................................         52,870               153,031
Preferred Stock ................................................         67,939                    --
Accumulated deficit ............................................        (66,251)             (320,498)
Total stockholders' deficit ....................................        (63,175)               (8,951)


- ----------
(1) Includes a nonrecurring charge of $2.0 million for the period from inception to December 31, 1999 and a net loss provision of $27.5 million for the year ended December 31, 2000 and $1.7 million for the period from inception to December 31, 1999.

(2) Includes restricted cash of $15.8 million as of December 31, 1999 and $23.0 million as of December 31, 2000.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

      This report contains forward-looking statements that involve risks and uncertainties. These statements relate to our future plans, objectives, expectations and intentions, and the assumptions underlying or relating to any of these statements. These statements may be identified by the use of words such as "expect," "anticipate," "estimate," "believe," "intend" and "plan". Our actual results may differ materially from those discussed in these statements. These statements include, but are not limited to, our intent to pursue members through enterprise and consumer programs to increase membership revenues; our expectations regarding enterprise agreements providing a significant portion of membership revenues; our expectations regarding increasing our revenues from merchants, content partners and suppliers; our expectations regarding the costs of our member commerce programs; our expectations regarding the future costs of providing products and performing under certain agreements; our expectations regarding the amount of future acquisition discount provisions; our expectations to improve pricing and eliminate acquisition discount provisions; our intent to increase the offerings and revenues related to our member commerce program; our intent and ability to establish membership web site operations in foreign countries; our expectations regarding the cost of expanding our international operations; our expectation to expend significant resources on sales, marketing and general and administrative expenses; our expectations regarding our ability to fund our operations for the next twelve months; and our expectations regarding the costs of expanding our domestic operations and sales and marketing.

Overview

      We were incorporated in March 1999. We began offering our products and services on a limited basis in September 1999 and on a commercial basis in October 1999. Until October 1999, we had no revenues and our operating activities consisted primarily of developing relationships with vendors, suppliers and merchants. As of December 31, 2000, we had approximately 355,000 members who had purchased our computer systems and approximately 75,000 online members.

      Our members may purchase one of our membership packages and, if qualified, finance the purchase and pay as little as $24.95 per month plus a one-time shipping charge. The membership packages include a new brand-name computer system (including a monitor and software), unlimited Internet access, email services, a hosted Web site, customer support and an extended service contract providing in-home service. Our members may choose a higher performance desktop or laptop computer and pay a higher monthly financing payment. Our members receive discounts and special offers through our member commerce program. Through our PeoplePC Online program, customers who do not wish to purchase a new computer system may obtain Internet access, email, and a hosted Web site on a monthly subscription basis for $9.95 per month. These customers also receive discounts and special offers from our member commerce program.

      In addition to our consumer offering, we offer programs through which enterprises may make our products and services available to their employees, customers and affiliated parties. In some programs, the enterprises subsidize the purchase price of the PeoplePC memberships. In other programs, the enterprises allow us to make unsubsidized offers to their constituencies. We previously entered into agreements with Ford Motor Company and Delta Air Lines, Inc. to provide our products and services on a subsidized basis to the employees of Ford and Delta at negotiated rates. As Ford employees register to become PeoplePC members, Ford pays us for the entire 36-month membership. As Delta employees register to become PeoplePC members, Delta is obligated to pay us on a monthly basis over the 36-month membership period. We have agreed to provide Ford and Delta employees with several options to upgrade their computer systems for an additional charge payable by the employee. We recognize these revenues and associated costs over the three-year term of the relevant membership agreement. We also entered into an agreement with the National Trades Union Congress in Singapore to establish a co-sponsored program to offer our products and services on an unsubsidized basis to members of trade unions affiliated with the National Trades Union Congress. To date, revenues generated under the National Trades Union Congress program have not been significant.

      In July 2000, our European operating subsidiary, PeoplePC UK Ltd., entered into an agreement with Vivendi Universal S.A., a French company with global operations. Under the agreement, we will be supplying our member packages to up to 300,000 employees of Vivendi and its affiliates on a subsidized basis.

We receive payment for the entire membership package when the package is sold to a Vivendi employee.

      We have entered into similar agreements with the New York Times and Ogilvy & Mather to provide our products and services to their employees.

      We have also entered into channel marketing agreements with Visa USA and Highmark Blue Cross/Blue Shield through which Visa and Highmark will market and promote PeoplePC products and services to their respective customers.

      Membership revenues are earned from the sale of membership packages; related shipping charges; and revenues earned from monthly subscription fees on PeoplePC Online memberships. Although we receive revenue from the sale of membership packages at the time of the member's enrollment, we defer the revenue and amortize it over the life of the membership contract due to the three-year nature of the relationship. We intend to continue to pursue members through enterprise agreements and our consumer programs to increase our membership revenues. We expect that memberships obtained through enterprise agreements will provide a significant portion of membership revenues in the future.

      Other revenues consist of revenues from the sale of upgraded monitors, printers and other peripherals; additional shipping revenues related to upgraded monitors and the sale of printers and other peripherals; revenues from our PeopleShop service, and revenues from merchants, content partners and suppliers. Other revenues are recorded in the period earned as these products, which are not requested by all members, are separately identifiable transactions and the related earnings process is completed at that time. We expect to increase our revenues from our PeopleShop service, merchants, content partners and suppliers in the future.

      A large part of the cost of membership revenues consists of the cost of the computer system (including software); the cost to pick, pack, and ship the system; and the cost of providing Internet access. Consistent with our revenue recognition policy, these costs are deferred and amortized over the three-year membership term.

      The cost of our monthly subscription revenues associated with PeoplePC Online consists of the cost to provide Internet access. Online monthly subscription members may cancel their membership at any time. Both revenues from the online program and the cost of those revenues are recorded as received or incurred.

      The cost of other revenues consists of the cost of peripherals and the incremental cost of upgrades; the cost to pick, pack, and ship peripherals and upgrades; and other costs of revenues such as restocking fees. We anticipate that the cost of our member commerce program revenues will be minimal. The cost of other revenues is recorded in the period incurred.

      The up-front revenue received from our $24.95 per month entry level bundle and from the Ford and Delta enterprise programs is less than our estimated total current and expected future cost of providing products and performing under the applicable agreements. We have offered this introductory pricing to rapidly build our membership base and establish relationships with our members that we believe will provide the means for longer-term profitability. As we build our membership base, brand awareness and member loyalty, we expect to improve pricing and eliminate this acquisition discount. We have recorded a net provision of $30.8 million as of December 31, 2000 that represents the amount by which our total current and expected future costs exceed our membership revenues determined without regard to revenue from our member commerce program. The acquisition discounts under the Ford and Delta contracts are greater than those for members obtained through our consumer membership bundle offering. Although we intend to improve the pricing of future agreements, acquisition discounts under other enterprise contracts may also be more than those produced under the consumer program. We may be required to recognize additional provisions due to the performance of additional enterprise agreements. Unless we are able to build our membership base, brand awareness and member loyalty, we may not be able to improve pricing or eliminate subsidizations to individual members or under enterprise agreements. The recordation of loss provisions in future periods will have a negative impact on operating results and stockholders' equity.

      Revenues from our member commerce program are recognized in the period when a transaction occurs. Our contracts with merchants and other entities are typically structured so that we receive a percentage of sales revenues generated by our members' purchases from our merchants or a fixed fee when a member opens an account or executes his or her first transaction with a merchant. In some cases, we receive both a fixed fee for generating new customers and a percentage of subsequent sales revenues. In some cases, we also receive referral fees for directing our members to other companies' Web sites. Referral revenues are recognized as referrals are made to these Web sites. We intend to continue to expand the number and variety of our merchants participating in our member commerce program to provide our members with a broad range of product and service offerings. As our membership base grows, we believe we will be able to negotiate more favorable discounts for our members and increase the revenues we earn through our merchant offerings.

      We currently operate principally in the United States, Canada, the United Kingdom, France and Singapore. We have begun or expect shortly to begin to sell membership bundles through the Ford enterprise program to Ford employees in the United Kingdom, Canada, Mexico, Philippines and Venezuela. We have established foreign subsidiaries to support our international operations.

      The income or "benefits-in-kind" tax treatment of a subsidized employee connectivity program is a country-by-country issue. To the extent a program is not tax-free, the entire amount of the subsidy could be considered taxable wages and be subject to applicable withholding rules. In countries where the tax cost of an employee program is too high, local enterprises may be unwilling to enter into agreements with us. If employees are required to pay tax on the benefit, our acceptance rates may suffer, resulting in impractical economies of scale.

      To successfully structure an enterprise program in a particular country, we are required to analyze the local tax law and identify a structure for a program that minimizes the taxes. This process is difficult and time consuming, and we cannot guarantee that we will find an acceptable structure in each country. We may experience unexpected delays in structuring and implementing our programs in foreign jurisdictions. We have structured successful programs in several countries, including the United Kingdom, France, Germany, and Canada. But there is no guarantee that we will be successful in doing so in other countries.

      To date, all of our sales and substantially all of our purchases from our suppliers have been made in U.S. dollars. As a result, changes in currency exchange rates have not generally had a direct effect on our financial position.

      In April 2000, we raised $49.7 million in gross proceeds from the sale of 9,468,252 shares of series C preferred stock. Ford Motor Company purchased 4,765,650 shares of series C preferred stock in connection with the series C financing and other investors purchased 4,702,602 shares. Ford also received the right to purchase 1,905,000 shares of common stock in a private placement effected at the closing of our initial public offering at the same price per share as our initial public offering. Ford exercised this right in full. Because Ford exercised this right, Ford also received a warrant to purchase 2,857,500 shares of common stock, exercisable at the same price per share as our initial public offering, $10.00 per share, at any time for a period of 200 days following the closing date of our initial public offering, which was August 6, 2000. This period for exercise of this warrant was extended by agreement to August 16, 2000. PeoplePC and Ford have agreed to extend the exercise period of this warrant for up to 35 months. In relation to Ford, the value of the right, the warrant and the excess of the value of the common stock into which the series C preferred stock is exercisable over the price paid for the series C preferred stock is $24.5 million and has been charged to sales and marketing expense in the second quarter of 2000. These rights and equity have been granted to Ford in order to gain access to Ford's employees as potential members and to encourage Ford to purchase membership packages. As Ford has no future performance requirements and no minimum purchase commitments with respect to the membership packages, the charge has been expensed when incurred. The series C preferred stock converted into common stock on a 1-to-1 basis upon the closing of our offering. In the fiscal year ended December 31, 2000, we recorded a dividend of $18.2 million as a result of a beneficial conversion feature of preferred stock issued to the other investors. This dividend has been calculated as the difference between the price paid by the investors and the offering price of $10.00 per share in our initial public offering.

Results of Operations

Fiscal Year ended December 31, 2000, and the period from March 2, 1999 (Inception) to December 31, 1999

Revenues

      Membership Revenues Earned. Membership revenues earned include membership revenues, related shipping revenues, revenues from PeoplePC Online memberships, and recognition of membership revenues previously deferred. Gross membership revenues increased 1,400.0% to $342.0 million for the fiscal year ended December 31, 2000 from $22.8 million for the period from inception to December 31, 1999, including revenues recognized from our online program of $6.4 million for the fiscal year ended December 31, 2000 and $0 for the period from inception to December 31, 1999. Because we recognize membership revenues over the 36-month term of the membership agreement, $287.5 million of membership revenues was deferred in the fiscal year ended December 31, 2000, while $21.5 million was deferred for the period from inception to December 31, 1999. For the fiscal year ended December 31, 2000, membership revenues include the recognition of $7.6 million in revenues previously deferred. The increase in gross membership revenues was due to reporting a full year of operations and the introduction of our enterprise programs in 2000.

      Other Revenues. Other revenues consist of sales of peripherals and the incremental cost of printer and monitor upgrades, the related shipping revenues and revenues from merchants and suppliers. Other revenues increased 1,359% to $32.1 million for the fiscal year ended December 31, 2000 from $2.2 million for the period from inception to December 31, 1999. The increase in other revenues was due to reporting a full year of operations and the introduction of our enterprise programs in 2000.

Cost of Revenues

      Cost of Membership Revenues Earned. Cost of membership revenues earned consists primarily of the cost of the basic system hardware and software and our cost of providing members with Internet connectivity. Cost of gross membership revenue increased 1,383.0% to $363.4 million for the fiscal year ended December 31, 2000 from $24.5 million for the period from inception to December 31, 1999. Because we recognize system hardware and software cost of revenues over the 36-month term of the membership agreement, $277.3 million of cost of membership revenues was deferred in the fiscal year ended December 31, 2000, while $18.9 million of cost of membership revenues was deferred for the period from inception to December 31, 1999. For the fiscal year ended December 31, 2000, $6.7 million of costs previously deferred was recognized. The amount of Internet service provider expense in cost of membership revenues is $14.9 million and $345,000 for the year ended December 31, 2000 and the period from inception to December 31, 1999. Cost of membership revenues for the fiscal year ended December 31, 2000 also includes a net provision of $27.5 million for the amount by which our estimated current and future cost of memberships exceeds the related membership revenue, an increase of 1,517.0% from $1.7 million for the period from inception to December 31, 1999. The increase in cost of membership revenues was due to reporting a full year of operations and the costs associated with the introduction of our enterprise programs in 2000.

      Cost of Other Revenues. The cost of other revenues increased 1,300.0% to $26.6 million for the fiscal year ended December 31, 2000 from $1.9 million for the period from inception to December 31, 1999. Cost of other revenues primarily consists of the cost of printer and monitor peripherals, the incremental cost of upgrades, and the related shipping expense. Cost of other revenues also includes incidental costs incurred such as restocking fees. These costs are not significant for the periods reported. The increase in cost of other revenues was due to reporting a full year of operations and the introduction of our enterprise programs in 2000.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses include fees paid to third-party advertising sales agents, sales support functions, travel and related expenses and related salaries and benefits. Sales and marketing costs are expensed in the period incurred. Sales and marketing expenses increased 136.0% to $92.0 million for the fiscal year ended December 31, 2000, of which $61.5 million was related to fees paid for third-party advertising, and $26.0 million was related to a charge taken in connection with the warrants and rights granted to Ford and Delta as well as with the beneficial conversion feature related to the issuance of preferred stock to Ford. For the period from inception to December 31, 1999, sales and marketing expenses were $38.3 million, substantially all of which was related to fees paid for third-party advertising. Sales and marketing expenses exclude the amortization of deferred stock-based compensation of $21.3 million and $134,000 for the fiscal year ended December 31, 2000 and the period from inception to December 31, 1999. The increase in operating expenses was due to reporting a full year of operations during which we significantly increased our membership base. We have shifted the focus of our sales and marketing program to more efficient enterprise and affinity channels and more effective targeted marketing. As a result, we expect sales and marketing expenses to decrease in absolute dollars and as a percentage of revenues.

      General and Administrative. General and administrative expenses include payroll and related expenses for management and administrative personnel, expenses related to maintaining member relations, facilities costs, professional service fees, travel and other general corporate expenses. We previously included expenses related to maintaining member relations in sales and marketing expense. These amounts have been reclassified as general and administrative expense consistent with industry practice and total $27.9 million for the period ended December 31, 2000. General and administrative expenses increased 1,140.0% to $77.6 million for the period ended December 31, 2000 from $6.2 million in 1999. Significant general and administrative expenses were the cost of maintaining member relations noted above and approximately $10 million spent on expanding our international operations. General and administrative expenses excluded stock-based compensation amounting to $21.8 million and $2.9 million for the year ended December 31, 2000 and the period from inception to December 31, 1999. The increase in general and administrative expenses was due to reporting a full year of operations during which we rapidly expanded our business. We do not anticipate a significant increase in general and administrative expenses, and we expect general and administrative expenses as a percentage of revenues to decrease.

      Other operating expenses. For the year ended December 31, 2000, other operating expenses consists of a credit adjustment to a loss reserve established in 1999 to cover any potential exposure related to non-conforming computers held on our behalf by our distributor in the amount of $8 million and other operating expenses of $1.1 million. For the period from inception to December 31, 1999, other operating expenses consist of a $15.6 million charge related to the non-conforming computers noted above.

Net interest income and other expenses

      Net interest income and other expenses consist of net interest income earned on cash balances and short-term investments, interest expense related to our credit facility with Chase Manhattan Bank, imputed interest on our acquisition discount reserve and other miscellaneous expenses. For the year ended December 31, 2000, net interest income and other expenses consisted of $3.1 million of interest income, $2.1 million of interest expense and $1.5 million of other expense. Net interest income and other expenses for the period from inception to December 31, 1999 consisted of $400,000 of interest income.

Minority interest

      Minority interest represents the amount of consolidated net loss attributable to the minority shareholders in PeoplePC N.V.

Income Taxes

      As a result of our operating losses and the uncertainties related to our ability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income tax for the fiscal year ended December 31, 2000. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carry-forwards of $75 million.

Cumulative Effect of Accounting Change

      In accordance with the FASB's Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and SEC requirements, we have recorded an additional $3.8 million in connection with the Beneficial Conversion Feature related to the issuance of series C preferred stock to Ford Motor Company Inc., as the original calculation was based on the proceeds received for rather than the proceeds allocated to the series C preferred stock.

Net Loss

      Net loss for the year ended December 31, 2000 increased 256.0% to $236.0 million from $66.3 in the period from inception to December 31, 1999. In the fiscal year ended December 31, 2000, $27.5 million of net loss was attributable to cost of revenues exceeding revenues, and $205.8 million was attributable to operating expenses, of which $43.1 million was attributable to amortization of deferred stock-based compensation, and $26.0 million to the warrants and rights granted to Ford and Delta, while in the period from inception to December 31, 1999, $3.6 million of net loss was attributable to cost of revenues exceeding revenues, and $63.1 million was attributable to operating expenses, of which $3.0 million was attributable to amortization of deferred stock-based compensation.

Liquidity and Capital Resources

      To date, we have financed our operations by the issuance of preferred stock and our initial public offering of common stock on August 21, 2000. As of December 31, 2000, our sources of liquidity consisted of $88.4 million in cash and cash equivalents, including $23.0 million in restricted cash. Our net accounts receivable balance as of December 31, 2000 was $53.5 million, of which $11.6 million is included in long term assets.

      Net cash used in operating activities was $158.8 million for the fiscal year ended December 31, 2000. Cash provided by operating activities for this period consisted primarily of membership fees. Cash used in operating activities for this period consisted primarily of advertising expenses, costs of our computer systems and general and administrative expenses.

      Net cash used in investing activities was $15.9 million for the fiscal year ended December 31, 2000. Net cash used in investing activities for this period consisted primarily of an increase of $7.2 million in accounts collateralizing letter of credit agreements (primarily securing future inventory purchases) and $7.9 million for the purchase of property and equipment.

      Net cash provided by financing activities was $204.0 million for the period from inception to December 31, 2000, and consisted of the proceeds from our initial public offering, the issuance of a note and preferred stock, an investment in our European subsidiary and borrowings against our line of credit with Chase Manhattan Bank. In May 1999, we sold 24,000,000 shares of our series A preferred stock at $0.125 per share for an aggregate purchase price of $3.0 million to venture capital investors. In October 1999, we sold 29,816,514 shares of our series B preferred stock at $2.18 per share for an aggregate purchase price of $65.0 million to venture capital investors. In April 2000, we sold 9,468,252 shares of series C preferred stock at a price of $5.246 per share for an aggregate purchase price of $49.6 million to Ford and venture capital investors. On August 21, 2000, we consummated our initial public offering whereby we sold an aggregate of 8,500,000 shares of our common stock for an aggregate purchase price of $85,000,000 before discounts, commissions and expenses associated with the initial public offering. Contemporaneously with our initial public offering on August 21, 2000, Ford Motor Company exercised its right to purchase 1,905,000 shares of common stock in a private placement effected at the closing of our initial public offering at $10.00 per share for an aggregate purchase price of $19,050,000. Because Ford exercised the preceding right, Ford also received a warrant to purchase 2,857,500 shares of common stock, exercisable at $10.00 per share at any time for a period of 200 days following the date of our initial public offering on August 16, 2000. PeoplePC and Ford agreed to extend the exercise period of the warrant for up to 35 months. Each share of preferred stock converted into common stock on a 1-to-1 basis upon the closing of our initial public offering. In August and September 2000, @viso purchased a minority interest in our European subsidiary for $50 million.

      We currently rely on MBNA America Bank, N.A. to provide a line of credit with 36 monthly payments to qualified members who wish to finance the purchase of their membership package. The agreement is structured as an unsecured line of credit directly between MBNA and the member. We receive the present value of the membership package from MBNA at the inception of the membership. The lines of credit extended by MBNA are non-recourse to PeoplePC. We are not involved in the approval, funding or collection of current or past due payments on the loan. Members may also finance upgraded monitors, printers and shipping charges or they may use a credit card, which is charged directly by us. Members who finance the purchase price of their membership packages make their monthly payments directly to MBNA. MBNA allows members to prepay their loan in part or in whole at any time without penalty.

      In our enterprise programs, membership fees are generally paid by both the enterprises and the employees in the form of a co-payment. An employee may make their co-payment by credit card, loan agreement through a financial institution or electronic debit, and in some cases by payroll deduction over the membership period. If the employee co-payment is made by payroll deduction the enterprise will generally pay the total membership fee at the time of enrollment and receive the benefit of the payroll deductions over the membership period.

      Except where we contract directly with equipment manufacturers, we rely on Ingram Micro to distribute computer systems and peripherals from our suppliers to our customers. Our computer suppliers ship their products directly to Ingram Micro's distribution centers around the country. When a customer application is approved, products are picked from inventory, packed and shipped to our customers from the distribution center closest to the shipping address. Ingram Micro purchases inventory on our behalf based on sales projections made by us. We are obligated to purchase inventory held by Ingram Micro purchased on our behalf. Our agreement with Ingram Micro expired on December 31, 2000, and was renewed for a one-year term by mutual written consent of the parties. At December 31, 2000, we had approximately $1.5 million in noncancelable purchase commitments with Ingram Micro.

      During 1999, Ingram Micro purchased on our behalf approximately
29,000 computers from Toshiba, which proved to be non-conforming. We reached an agreement with Ingram Micro to liquidate the non-conforming computers, and to split the parties' combined losses equally. PeoplePC has recorded a net reserve of $7.6 million to cover its potential liability with respect to this arrangement. We are unable to determine our ultimate liability, but we believe that it will be within the limits of this reserve. Ingram Micro and PeoplePC have further agreed to pursue claims against Toshiba with respect to the non-conforming inventory.

      In June 2000, we formed a European subsidiary, PeoplePC N.V., a Netherlands corporation. We and PeoplePC N.V. entered into financing and related agreements with @viso Limited, a partnership of SOFTBANK Corp., a Japanese company, and Vivendi Universal S.A., a French corporation. In the financing, PeoplePC N.V. received $50.0 million from @viso payable over a two month period beginning on the closing date in exchange for 35% of PeoplePC N.V.'s outstanding capital stock in the form of convertible preferred stock, and we retained 65% of PeoplePC N.V.'s outstanding capital stock in the form of common stock. We received our 65% interest in exchange for our grant of an exclusive license to use and exploit our technology and brand in Europe. We have retained the rights to our technology and brand in the rest of the world. The financing closed in July 2000. In addition, PeoplePC N.V. issued a warrant to acquire convertible Preferred Stock to SOFTBANK Capital Partners LP representing 5% of PeoplePC N.V.'s shares outstanding as of the closing of the financing. PeoplePC N.V. has the exclusive right and obligation to fulfill, market and sell PeoplePC products to and receive buyer's club revenues from European members including the European employees of enterprises such as Ford and Delta. We have comparable rights worldwide, including with respect to any enterprise agreement entered into by PeoplePC N.V. with a European multinational operation. PeoplePC N.V. will pay us, and we will pay PeoplePC N.V. $100 for each member acquired in our respective territories as a result of the other party entering into an enterprise agreement. @viso has the right to designate two board members for PeoplePC N.V. and we have the right to designate the chief executive officer and the remaining five board members (including the chief executive officer who serves on the board). We also control the daily operating decisions of PeoplePC N.V. However, one of the @viso designated board members must vote to approve transactions outside the ordinary course of business.

      Under a binding memorandum of agreement signed on February 16, 2001, @viso is entitled to sell all or a portion of its shares of PeoplePC Europe to us in exchange for PeoplePC stock. Under this arrangement, @viso is entitled to receive between 13,750,000 and 29,146,132 shares of PeoplePC common stock based on a formula and the date of exchange. SOFTBANK Capital Partners LP is entitled to exercise its warrant to purchase convertible preferred stock in PeoplePC N.V. Once the warrant is exercised, SOFTBANK Capital Partners LP will be entitled to sell all or a portion of its shares of PeoplePC N.V. to us in exchange for

PeoplePC stock. Under this arrangement, SOFTBANK Capital Partners LP will be entitled to receive between 1,850,000 and 3,481,928 shares of PeoplePC capital stock based on a formula and the date of exchange. These put options will terminate in April 2006. These securities were exempt from registration under Rule 506 of the Securities Act since the sale was to an accredited investors, as defined in Rule 501 of the Securities Act. For more information about the PeoplePC N.V. transaction, see "Business--PeoplePC Europe Restructuring".

      The memorandum agreement contemplates that definitive documents will be negotiated and executed, implementing the agreements in the memorandum of agreement. At such time as the Definitive Documents are executed, PeoplePC will acquire effective plenary control over PeoplePC Europe, free of certain restrictions contained in the PeoplePC N.V. Articles of Association and a related shareholder agreement.

      Pursuant to the memorandum of agreement, we borrowed $15 million from PeoplePC N.V. in February 2001. This note will automatically come due on May 23, 2001, unless the definitive documents have been executed by such date. If the definitive documents are executed by such date, the note will remain a demand note. Because PeoplePC will control the board of directors of PeoplePC Europe, PeoplePC will be able to control the date of maturity of the note. PeoplePC will also have the power to cause PeoplePC N.V. to make further loans to PeoplePC, thus allowing free use of PeoplePC N.V. assets for the combined benefit of the two companies. On April 2, 2001, @viso agreed to execute the definitive Documents referred to above by May 15, 2001 and to consent to the extension of further loans by PeoplePC Europe NV to us as requested, up to a maximum of an additional $10 million under similar terms as the loan mentioned above.

      In July 2000, we entered into a credit agreement with The Chase Manhattan Bank providing for a $50 million revolving credit facility maturing in July 2001. Amounts borrowed under the credit agreement will bear interest at variable rates, including as one of the rate options LIBOR plus 60 basis points. We are required to pay fees to the lender for the loan commitment and for underwriting and structuring. Our obligations under the credit agreement will be secured by all accounts receivable under our agreement with Ford. The availability of loans under the credit agreement is subject to usual and customary closing conditions, as well as to a borrowing base based on a percentage of invoiced receivables under the Ford agreement meeting specified eligibility requirements. As of December 31, 2000 the eligible receivable from Ford was approximately $10.2 million. The credit agreement also includes normal and customary covenants for transactions of this type, including maintenance of corporate existence, properties and rights; performance of obligations; various notice and information provisions; compliance with laws and certain contracts; limitation on indebtedness; limitation on liens; limitation on mergers and other fundamental changes; limitation on investments and acquisitions; limitation on transactions with affiliates; and limitations on restrictive agreements. As of December 31, 2000, there was a net balance of $5.2 million outstanding in regard to this credit facility.

      In addition to the proceeds from our initial public offering, we may need to raise additional capital to fund our future operations because we expect to incur operating and net losses until at least 2003. We currently anticipate that the combination of our available funds as of December 31, 2000, our credit facility, the collection of short term accounts receivable and other available sources of borrowed funds, will be sufficient to meet our anticipated needs for the next twelve months.

      If we need to raise additional funds through public or private financing, we cannot be certain that additional financing will be available or that, if available, it will be available on terms acceptable to us. Additional financing may result in substantial and immediate dilution to existing stockholders. If adequate funds are not available to satisfy either short- or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with third parties that may require us to relinquish material rights to certain of our services, technologies or potential markets.

      The non-cancellable purchase commitments at December 31, 2000 included approximately $1.5 million to Ingram Micro and approximately $25.8 million to IBM pursuant to a direct shipment program entered into with IBM. In the ordinary course of our business we make commitments to purchase computers in order to make timely deliveries to new members as they sign up for our membership package. However, we normally pay for the computers no sooner than two days after the time of shipment to the member, although we are required to maintain a deposit at Ingram Micro, adjusted weekly, equal to approximately 25% of outstanding purchase orders and unshipped inventory.

      Under our typical consumer financing arrangements with MBNA, we receive promptly a lump sum payment from MBNA that completely offsets the cost of the computer and other equipment being purchased. We generally receive this payment from MBNA before we are obligated to pay our computer system suppliers. Therefore, these arrangements enable us to use a relatively small amount of capital because the number of computers purchased and not paid for or financed at any given time will be only a fraction of the total purchase commitment, which will typically extend over several months. The Ford and Delta programs depart from our typical practice as described above. In the Ford program we collect the majority of the amount for which the employee is responsible similarly to the process described above. Ford remits the portion for which it pays semi-monthly. The Delta program involves monthly payments to us rather than a lump sum payment. We are presently negotiating with lenders to arrange financing for the Delta program.

      Other than approximately $27.3 million in non-cancelable purchase commitments for computers at December 31, 2000, we do not have significant capital commitments. During the year ending December 31, 2001, we intend to spend approximately $10.0 million to expand our international operations, approximately $5.0 million to maintain our domestic operations and approximately $30.0 million for domestic sales and marketing.

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

FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance is effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance is effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company currently follows the guidance in this EITF.

        In May 2000, the EITF reached a final consensus for Issue 00-14 "Accounting for Certain Sales Incentives." Issue 00-14 provides guidance on applying generally accepted accounting principles in recognizing certain sales incentives, such as price reductions or sales incentives offered without charge to customers. The Company currently follows the guidance in this consensus.

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

      Based on our average outstanding credit balance and the fact that we hold no derivative instruments and do not earn significant foreign sourced income, changes in interest rates or currency exchange rates do not generally have a direct effect on our financial position. In addition, we have primarily operated in the United States and substantially all purchases and sales to date have been made in U.S. dollars. Foreign currency exchange rates, however, may affect the cost of our personal computers, printers and monitors purchased from our foreign suppliers, thereby indirectly affecting consumer demand for our products and our net revenues. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would also be affected by such changes.

Risk Factors That May Affect Future Results

      You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. The risks described below are the risks that we currently believe are material risks. If any of the following risks actually occurs, our business, financial condition or operating results could be seriously harmed. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

Our limited operating history, our unproven business model and our rapidly evolving business make it difficult to evaluate or predict our future business prospects.

      We were incorporated in March 1999 and began selling our products and services on a commercial basis in October 1999. We have a limited operating history and, therefore, limited historical data or operating history upon which to base our forecasts. As a result, it is difficult to evaluate or predict our future business prospects. As of December 31, 2000, we had approximately 430,000 members who have purchased our products and services. However, our business model requires us to increase our membership rapidly. In addition, our business depends on deriving future revenues from payments made to us by merchants who have entered into agreements to participate in our member commerce program. To date, we have not generated significant revenues from our member commerce program and we may not generate such revenues in the future.

Our business model depends on our ability to enter into and perform agreements with large enterprises.

      As part of our strategy to expand our membership base, we have entered and seek to enter into agreements with large enterprises to provide our products and services to employees, customers and affiliated parties of these enterprises. We anticipate that a significant portion of our future revenues will be derived from our agreements with these enterprises. In order to execute our enterprise strategy, we will need to enter into and perform agreements with other large enterprises in the future on favorable terms. We may face difficulties entering into agreements with large enterprises in the future when these enterprises do not want to provide additional benefits to their employees, affiliates and customers. If we are unable to enter into and perform these agreements, our revenues and reputation would be harmed.

If our members are unable to obtain financing for the purchase of our products and services, our business would be harmed.

      MBNA America Bank, N.A. is currently the sole provider of consumer financing for the purchase of our products and services by individual consumers in the United States. If we experience difficulties in our relationship with MBNA, or if MBNA changes its requirements making it more difficult for consumers to qualify for financing and we are unable to find alternative financing arrangements, we may lose our ability to attract new customers through direct-to-consumer marketing.

      We have established an agreement with MBNA America Bank, N.A. to provide a line of credit with 36 monthly payments to qualified members who wish to finance their membership fees. Our agreement may be terminated by MBNA upon 90 days notice or by us upon 90 days notice after we have submitted a predetermined number of credit applications to MBNA. Either party may terminate our agreement for a material breach following a 45-day cure period. Prior to our relationship with MBNA, we relied on another financial institution to provide credit to our members. We experienced significant difficulties with this institution in administering and implementing our member financing program, which caused delays in providing financing to our members for the purchase of our products and services. While we were not materially affected by these delays because our business was then in its preliminary stage of development, if our members experience delays in the future in purchasing our products and services because they are unable to obtain financing in a timely manner from MBNA, our growth would be slowed.

Ingram Micro's failure to supply and fulfill our computer products could reduce our revenues and harm our business.

      We rely on Ingram Micro to provide some of our computer products, maintain inventory, process orders, prepare merchandise for shipment and distribute our products to individual customers in a timely and accurate manner. We work actively with Ingram Micro and third party computer suppliers to identify the types of computers, the specifications and prices of the computers that will be offered to our members. If Ingram Micro were to terminate or refuse to renew our distribution arrangement or refuse to enter into agreements with identified third party suppliers, we would have to arrange to sell these computer products through other distributors. Ingram Micro's termination of or failure to renew or otherwise deliver computers under our contract could cause significant delays in our ability to fulfill our customers' orders, and we may not be able to locate another distributor that can provide comparable fulfillment, processing and shipping services in a timely manner, on acceptable commercial terms, if at all. Our agreements with Ingram Micro terminated on February 28, 2001. The terms of the agreements have not been extended. However, the parties currently continue their business relationship.

If a manufacturer making direct shipments fails to fulfill orders for computer products, our business would be harmed.

      In addition to distribution arrangements with Ingram Micro, we entered into a direct shipment agreement with IBM under which IBM will supply and ship computers purchased in our consumer program and laptop computers purchased by participants in the Delta enterprise program. In the future, we may enter into similar agreements with other suppliers to provide for direct shipments to our members. In the event that IBM or another supplier is unable or unwilling to supply sufficient numbers of laptop computers or desktop computers to meet our requirements, or fails to ship our orders on a timely basis, our reputation and our revenues may be harmed. In the past, we have experienced problems with shipment of computers and people have cancelled their memberships. Our agreement with IBM terminates in March 2002. Either party may terminate the agreement on two months written notice without cause and on one month written notice with cause.

If our members do not receive reliable Internet access, our business would be harmed.

      We rely on UUNET Technologies, Inc., an MCI WorldCom company, Genuity Solutions, Inc. and others to provide Internet access to our members in the United States. If UUNET, Genuity or any other Internet access provider in the future does not provide our members with reliable Internet access, our business would be harmed. Our agreement with UUNET expires in April 2002, but will be renewed for an additional year unless either party provides notice of its intent not to renew 60 days prior to the end of the term. Either party may terminate the agreement at any time for material breach, provided that the other party is provided a 60-day cure period. Our agreement with Genuity expires in July 2003. Either Genuity or we may terminate the agreement at any time for material breach, provided that the other party is provided a 30-day cure period. Both UUNET and Genuity may suspend performance if their user policies are violated.

We rely on third parties to provide our members with customer service and technical support as well as a hardware warranty covering parts and labor and in-home technical service. If these third parties do not provide our members with reliable, high-quality service, our business would be harmed.

      We rely on multiple third parties to provide customer service and technical support as well as a hardware warranty covering parts and labor and in-home technical service. These third-party providers generally represent us without identifying themselves as independent parties. If these parties do not provide reliable, high-quality service, and we are unable to satisfactorily replace these services in a reasonable time, our reputation and our business will be harmed.

We depend on third-party computer suppliers. If these suppliers are unwilling or unable to provide us with their products in the future, our business would be seriously harmed.

      We rely on third parties, including Compaq and Hewlett-Packard, to supply computer systems to Ingram Micro for distribution to our customers. We work actively with Ingram Micro and third party computer suppliers to identify the types of computers, the specifications and prices of the computers that will be offered to our members. In addition, we currently rely on IBM to supply computer systems directly to our customers. These computer systems comprise an important part of our membership package. In the future, we may rely on these and other suppliers to provide our systems either directly to us or to Ingram Micro for distribution to our customers. If existing suppliers cannot or will not provide the products we require either directly to us or to Ingram Micro at commercially reasonable prices and reasonable payment terms and we are not able to find suitable alternative suppliers, our business would be harmed. Moreover, we may not be able to monitor or control effectively the quality of the computers manufactured by our suppliers or the speed and accuracy of their distribution. Low-quality products, slow distribution or similar inadequacies may harm our reputation and brand name, and demand for our products would decline. In addition, we may need to spend money and expend other resources to remedy these problems. For example, in 1999 Ingram Micro received a shipment of computers from one of our suppliers for distribution to our members that did not conform to product specifications. We currently are holding discussions with Ingram Micro and the supplier to determine the disposition of the nonconforming products. The receipt of nonconforming computers caused us to cancel a direct-mail promotional campaign and other advertising. We incurred losses of approximately $2.3 million due to the canceled advertisements, recorded a net provision of $7.6 million relating to the cost of resolving any potential dispute over the nonconforming computers and expended a significant amount of management's time in connection with this matter. If we experience similar difficulties with Ingram Micro or other computer suppliers in the future, we could incur losses and be required to expend significant amounts of management's time in handling the resulting disputes.

Our relationships with our enterprise partners are complex. If we are not successful in managing these relationships, our business will be harmed.

      The breadth and complexity of our obligations in employee connectivity and other enterprise deals will require a great deal of effort and coordination to achieve successful execution. In particular, distribution of our products internationally is very complex and difficult to execute. We cannot be certain that we will be able to deliver our products and services under these arrangements on a timely basis. In the event that these relationships are not successful, we will have spent a great deal of time and resources that may otherwise have been directed to more profitable activities. In addition, customer perceptions, our ability to secure additional enterprise customers and our business will be adversely impacted if we do not meet the expectations of our enterprise partners, Ford, Delta, Vivendi and the National Trades Union Congress.

We may not be successful in accelerating our international expansion to meet our obligations under our Ford, Delta, Vivendi and the National Trades Union Congress agreements.

      We do not currently offer our products and services in all of the countries in which we are contractually required to offer our products and services. Our agreements with Ford and Delta require us to provide our products and services to their employees on a worldwide basis and our National Trades Union Congress agreement requires us to provide products and services in Singapore. While international expansion is a key part of our business strategy, the global nature of these agreements requires us to expand our operations for our enterprise customers into international markets on an accelerated time frame. We may encounter difficulties with our international expansion, such as the sale of memberships or the establishment of other member commerce opportunities, including high costs, unreliable Internet access, complex international operations and differing regulatory and tax requirements.

We may not be successful in entering into or fulfilling our obligations under agreements with large enterprises in the future.

      In addition to our relationships with Ford, Delta, Vivendi, the National Trades Union Congress and other enterprises, we intend to enter into agreements with other large enterprises to acquire new customers and to promote our brand. We may face difficulties entering into agreements with large enterprises in the future, especially in poor economic conditions in which these enterprises are not inclined to provide additional benefits to their employees, affiliates and customers. All of our agreements with large enterprises will involve risks, including risks which will be unique to the specific enterprises, and will require us to incur additional capital commitments and expand our domestic and international operations rapidly to support the large incremental increases in PeoplePC members associated with these agreements. If we are unable to enter into agreements with large enterprises in the future or if we are unable to expand our operations to maintain these relationships successfully, our business would be harmed. Additional enterprise agreements may also hinder our ability to perform under our agreements with Ford, Delta, Vivendi and the National Trades Union Congress.

Uncertain tax consequences of enterprise programs for both enterprises and their employees may slow the growth of our enterprise programs.

      The tax treatment of a program under which enterprises provide computers to their employees on a subsidized basis is uncertain with regard to both the enterprise and its employees and depends on a number of factors, including the status of the employee with the company, the employee's country of residence, the size, if any, of the employee's co-payment and the particular structure of the program. Depending on the applicable tax rules, in order to qualify for tax-free treatment, a subsidized enterprise employee program might have to be structured in a manner that qualifies under the applicable rules for tax-free fringe benefits. To the extent a program is not tax-free, the entire amount of the subsidy could be considered taxable wages, subject to applicable withholding rules. Our inability to structure an enterprise program that is both tax-free in a particular country and desirable to an enterprise could hinder our ability to enter into new enterprise agreements, particularly in some countries outside the United States where we are unfamiliar with, and have not operated under, the local tax laws. To successfully structure an enterprise program in a particular country, we are required to analyze the local tax law, determine whether there are any adverse tax consequences of an enterprise program, and if so, identify a structure for a program that sufficiently minimizes these taxes. This process is difficult and time consuming and we cannot guarantee that we will find an acceptable structure in every country. We have completed this process in most of the countries in which we will be rolling out, but there is no guarantee we will be able to do so in a satisfactory manner in the remaining countries. In countries where the tax cost of an employee program is too high, local enterprises may be unwilling to enter into agreements with us. As a result, we may encounter difficulties in entering agreements with enterprises located outside the United States and we may experience unexpected delays in structuring and implementing our programs with Ford and Delta in foreign jurisdictions.

We have incurred significant losses and expect to incur additional losses in the future.

      We have incurred a net loss of $66.3 million for the period from our inception until December 31, 1999 and a net loss of $236.0 million in the fiscal year ended December 31, 2000. We expect to continue to incur operating and net losses until at least 2003, and we may not be able to generate sufficient revenue to achieve profitability. We anticipate that our operating expenses will increase as we:

      expand our product and service offerings;

      increase our general and administrative functions to support our growing operations;

      expand our operations outside of the United States; and

      develop enhanced technologies and features to improve our Web site.

As a result, we will need to generate significant revenues to achieve and maintain profitability. If we fail to generate such revenues, we may never attain profitability.

We have recorded loss provisions because our business model prices selected memberships and services below our total current and estimated future costs of providing products and performing under these membership agreements.

      Our business model allows us to subsidize the cost of selected memberships with merchant and other revenues. We offer aggressive pricing in order to establish customer relationships that we believe will provide the means for longer term profitability. The revenues received from our $24.95 per month offering and our offerings to Ford and Delta employees are less than our current and estimated future cost of providing products and performing under these agreements, without regard to member commerce revenues. Accordingly, we have recorded a loss provision of $1.7 million for the period from inception to December 31, 1999 and $ 27.5 million for the year ended December 31, 2000. This loss provision represents the amount by which our total expected costs exceed our membership revenues determined without regard to member commerce program revenue. We may also be required to recognize additional loss provisions due to the performance of additional enterprise agreements. Unless we are able to build our membership base, brand awareness and member loyalty, we may not be able to improve pricing or eliminate subsidizations to individual members or under enterprise agreements. The recordation of loss provisions in future periods will have a negative impact on operating results and stockholders' equity.

Our gross margins can be significantly affected by the mix of products and services we sell.

      Our gross margins can be significantly affected by the mix of products and services we sell. Although we have not generated significant member commerce program revenues to date, we expect to earn high gross margins, of up to 100% on the revenues related to our member commerce program. Gross margins on sales of memberships, including the bundled hardware and services, are significantly lower and may be negative, because of:

      o     costs related to customer acquisition;

      o     costs of purchasing hardware; and

      o     costs of services provided by our suppliers.

Therefore, to control our gross margin, we must not only seek to manage our mix of business, we must also seek to manage our pricing and our costs of acquiring customers, costs of purchasing hardware from manufacturers, and costs of services provided by our suppliers. To the extent our mix of business or these costs are not successfully managed, our operating results may be negatively impacted.

Our future capital needs are uncertain and we may not be able to satisfy them.

      We do not expect to generate positive cash flow from operations until at least the second half of 2001. In the future, we may need to raise additional funds, which may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses. If we are unable to raise additional funds as needed or the expected sources of additional borrowed funds are not available, our ability to operate our business will be materially harmed. We expect that, including the $45 million funding remaining from our European joint venture and with our credit facility and other available sources of borrowed funds, our available funds should be sufficient to meet our working capital and capital expenditure needs for the next twelve months. However, in the event that our available funds are not sufficient to meet our working capital and capital expenditure needs, there can be no assurance that additional financing will be available or will be available on terms acceptable to us, which, as a result, could have a material adverse effect on our business operating results and financial condition, and our business would be harmed.

      If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. Our stock price may fluctuate in the future and may decline not only in the short term but for an extended period of time. To the extent we are unable to attract additional stock investors, or to provide incentives through options or similar rights, both of which will be negatively affected by any decline in our stock price, our ability to continue funding operations or expansion will be jeopardized. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debtholders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our business, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Our capital commitments will increase as we obtain additional members under enterprise programs.

      Ingram Micro purchases and IBM separately manufactures inventory on our behalf based on sales projections made by us. We are obligated to purchase inventory held by Ingram Micro or manufactured by IBM on our behalf. At December 31, 2000, we had approximately $28.3 million in noncancelable purchase commitments with Ingram Micro and IBM. Our capital commitments may increase as we obtain additional members under enterprise programs. To the extent we are not able to obtain such financing or payment terms, our capital requirements may increase substantially and our business would be harmed.

We have not generated significant revenues from merchants that offer products and services through the member commerce program on our Web Site, and we may not be able to do so in the future.

In the future, we will need to generate revenues from merchants that participate in our merchant commerce program, but to date we have not generated significant revenues from these merchants. These revenues are best generated by developing active long term relationships with our members during which we offer them various products and services throughout their membership. We may be unable to generate significant revenues from these merchants and our failure to do so would materially harm our ability to achieve profitability. Members may purchase products and services from participating merchants by clicking on links that connect the members to a merchant's Web site. Members enter into transactions directly with participating merchants. We typically receive a percentage of sales revenues generated by our members' purchases from our merchants or a fixed fee when a member opens an account or executes his or her first transaction with a merchant. In some cases, we receive both a customer acquisition fee and a portion of the sales revenue.

We may not be able to develop and support our members on our Web site, which could adversely affect demand for our products and services.

      Our Web site is designed to create and support a community of PeoplePC members who access the Internet through our Web site. Any dissatisfaction of our members with our Web site will negatively affect our ability to attract new members and retain existing members. We intend to develop additional community features in the future for our Web site, including online chat and special interest directories. If we are unable to develop these community features to the satisfaction of our members, our ability to maintain and attract new members may be harmed and we may not be able to expand our business.

We rely on merchants on our Web site to provide high-quality products and services to our members on favorable terms. If they do not do so, our reputation and our revenues will be harmed.

      In October 1999 we began entering into agreements with merchants to offer products and services to our members through the member commerce program on our Web site. As of December 31, 2000, we had entered into agreements with approximately 104 merchants. Products offered include financial services, entertainment services, travel services, consumer goods and health-related products. We depend on these merchants to provide our members with high-quality products and services as well as a high-quality customer experience. In addition, we strive to enter into agreements with merchants in which merchant products and services are offered to our members at terms more favorable than the terms typically offered. All of our merchant relationships are in their early stages and we cannot be certain that our merchants will provide high-quality products and services on favorable terms. If we are unable to add merchants and renew agreements with existing merchants, or if our merchants do not provide satisfactory products, services and customer experiences for our members on favorable terms, our reputation and our revenues would be harmed.

Our business would be harmed if we are unable to compete effectively.

      The markets for personal computers, Internet access and other online services are highly competitive and we expect competition to intensify in the future. Existing or future competitors may develop or offer products or services that are comparable or superior to ours at a lower price, which could significantly harm our business. While we compete across a variety of markets, all of the markets in which we participate are characterized by an increasing number of entrants. We compete for customers with the following types of companies:

      vendors that offer product and services bundle that includes a computer, Internet access and customer service in a single offering and provide a multi-year payment plan, such as Gateway;

      vendors of personal computers that integrate Internet access and service with their products, such as Apple, Compaq, Dell and Gateway; and

      combinations of computer vendors and Internet service and content providers, such as AT&T, Yahoo, Microsoft, Compaq, Hewlett-Packard, IBM and Toshiba.

      Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources and substantially larger customer bases than we do. In addition, many of our competitors have nationally known brands, well-established relationships and extensive knowledge of the markets in which we compete. Our competitors may be able to use these advantages to expand their offerings more quickly, adapt to new or emerging technologies more quickly, enter commercial relationships to bundle products and services or address consumer needs, devote greater resources to the marketing and sale of their offerings and adopt more aggressive pricing and incentive programs.

The integrated solutions of computer vendors and Internet service providers may pose a threat to our business.

      Several computer vendors and Internet service providers offer an integrated solution for large enterprises or individuals in which they bundle their own products and services with the products and services of other providers. Since these competitors do not sell their bundled offering through a "middleman" and would not necessarily incur costs beyond the costs they currently undertake to promote their brands, they may be able to offer lower prices to their customers than we are able to offer. In addition, these computer vendors and Internet service providers may elect to offer their products and services through their own enterprise programs or consumer offerings in order to promote their own brands. As a result, new integrated computing and Internet service offerings pose a threat to our business.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

      We expect our quarterly operating results to vary significantly from quarter to quarter due to a number of factors. Slight variations in the costs of our computer systems, Internet access or our other operating expenses could significantly affect our operating margins in future periods. In addition, because our operating expenses are based on our expectations of future revenues, unexpected quarterly fluctuations in revenue could significantly harm our operating results, particularly if our revenues are lower than anticipated. If our operating results in any future period do not meet the expectations of investors, the price of our common stock could decline. Further, these adverse results could have both short- and long-term effects on our stock price and could affect the long-term viability of our enterprise. Some of the factors that could affect our quarterly and long-term operating results include:

      our ability to achieve and maintain a low-cost business model and manage the third-party relationships necessary to do so;

      our ability to generate additional revenues from commerce opportunities with our member base;

      the popularity of the computer systems we sell;

      our key suppliers' ability to manufacture sufficient quantities of the computer systems we offer; and

      general economic conditions, as well as those specific to the Internet, technology and related industries.

The foregoing factors are only partially within our control and, in the case of external factors such as general economic conditions and market-specific conditions, are not within our control. Our limited operating history makes it difficult for us to predict trends accurately in our business and to plan our operations accordingly.

      Seasonal fluctuations may also affect our quarterly operating results. Historically, demand for personal computers and consumer retail sales over the Internet have been significantly stronger in the fourth quarter of each year and weaker in the first and second quarters of each year. Because we expect to derive most of our revenue from the sale of membership packages that include computer systems and related services and from the sale of products and services by merchants participating in our member commerce program, we believe our business could be subject to the seasonal impact of this cycle.

The telecommunications infrastructure of countries in which we wish to conduct business may make it difficult to provide our bundled offering.

      Our business model depends on our ability to offer our customers a membership that includes Internet access. The telecommunications infrastructure in countries in which we wish to conduct business may make it difficult to provide Internet access as part of an integrated offering. Alternatively, the telecommunications infrastructure in foreign countries may encourage free Internet access, which may result in numerous competitors and decrease the value of our offering to consumers.

Fluctuations in currency exchange rates could adversely affect our revenues and operating margins.

      If we are compensated for our services overseas in U.S. dollars, we may need to convert these funds into the local currency in order to pay our employees and certain foreign taxes. Alternatively, if we are compensated for our services in the applicable local currency, we may need to convert that currency into U.S. dollars in order to pay costs that we incur in U.S. dollars and U.S. taxes. In either event, fluctuations in currency exchange rates could adversely affect our revenues and operating margins.

We may incur expenses to comply with foreign laws and our intellectual property may have less protection due to the differing regulatory requirements of countries in which we may conduct business.

      The legal and regulatory requirements of countries in which we may conduct business in the future may differ from those in the United States, particularly in the areas of communications, data-protection privacy, lending, tax and labor laws. As a result, we may incur additional legal expenses to comply with these laws and regulations. In addition, laws relating to the protection and enforcement of intellectual property rights in many countries are not as advanced and offer significantly less protection than those in the United States.

Political and economic instability in countries in which we may conduct business may harm our international operations.

      Several countries in which we wish to conduct business have experienced political and economic instability in the past and may continue to experience such instability in the future. Such instability could slow our growth in countries in which we would like to do business.

Tariffs, high taxes and trade barriers may harm our international operations.

      There may be tariffs, high taxes or trade barriers in certain countries in which we wish to do business that may significantly increase our operating costs, reduce our revenues or make our products unattractive in these countries. If the operating costs in these countries are too high, we may need to revise our business model, and we may be unable to compete successfully in these markets.

We have grown rapidly, and if we fail to manage expansion effectively, our business could be seriously harmed.

      Our growth has placed, and will continue to place, a significant strain on our management systems, infrastructure, resources and planning and management processes. We will not be able to implement our business strategy without an effective planning and management process. In addition, we will not be able to increase revenues or control costs unless we continue to improve our operational, financial and managerial controls and reporting systems and procedures, expand, train and manage our work force and manage multiple relationships with third parties. Some of our senior management have no prior management experience at public companies, and we cannot be sure that we will be able to manage our expansion effectively.

If we lose senior management and key personnel or are unable to attract and retain skilled employees when needed, we may not be able to implement our business strategy.

      Our future success depends on the skills, experience and performance of our senior management and key personnel, particularly of our Chief Executive Officer, Nick Grouf, and our Chief Operating Officer, Daniel Kohler. We must retain these individuals and be able to attract and retain additional key personnel when needed in the future. Competition for individuals with business and technical expertise is high, especially in the San Francisco Bay Area where our operations are located. If we lose key personnel or if we are not able to attract and retain additional personnel when needed, we may be unable to successfully introduce new products and services or otherwise implement our business strategy.

      We recently reduced our workforce as part of an effort to make our business operations more efficient and accelerate the advent of positive cash flows. Nevertheless, our capacity to grow is dependent on our ability to recruit, integrate and motivate highly skilled employees in various areas of our business. Competition for these people is intense, and we may not be able to recruit, train or retain enough qualified personnel, particularly at our current stock price. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel could constrain the expansion of our business operations.

Technology changes rapidly and we must continually introduce new products and services to remain competitive or our business will be significantly harmed.

      The personal computer and Internet access markets are both characterized by rapid ongoing technological change, changes in user requirements and preferences and frequent new service introductions involving new processes and technologies and evolving industry standards that could render our existing products and services obsolete. As a result, we must regularly introduce new products and services, including new personal computer configurations and enhanced Internet services, to maintain consumer interest in our products and services. There can be no assurance that any new computer products or services that we introduce will be accepted by the market. In addition, the introduction of new products or services by us or our competitors may adversely affect the sale of, or revenue from, our existing products or services. If we do not have access to new technology in the future, we may not be able to effectively incorporate new technology into our products or deliver new products or features in a timely and cost-effective manner, which could adversely affect demand for our products and services.

Online security breaches could result in a loss of consumer confidence, which could hurt our ability to implement our business strategy.

      The secure transmission of confidential information over the Internet is essential to maintaining consumer confidence in our business. Any misappropriation of confidential information, whether during the transmission of data or while it is stored on our servers or the servers of merchants participating in our member commerce program, could damage our reputation, expose us to a risk of loss, litigation or liability, and deter people from using the Internet. We currently ask consumers to provide us with registration and other information and we rely on encryption and authentication technology to transmit this confidential information securely. Our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We incur substantial expense to protect against and remedy security breaches and their consequences, but we may not be able to prevent such security breaches. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches.

Our servers are vulnerable to natural disasters and other events that could cause interruptions of our services.

      We depend on the efficient and uninterrupted operations of our Web servers and other hardware systems. Most of our Web servers and other hardware systems are not redundant and are located at the facilities of a third party in Sunnyvale, California. Our Web servers and other hardware systems are vulnerable to damage from earthquakes, fire, floods, power loss, telecommunications failures and similar events. If any of these events results in damage to our Web servers or other hardware systems, we may be unable to deliver our services to our customers until the damage is repaired. In such a case, we may lose customers and participating merchants, as well as incur substantial costs in repairing any damage.

If we are not able to protect our intellectual property, we may not be able to compete effectively.

      We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to establish and protect our intellectual property. These afford only limited protection. We have filed for U.S. trademark registrations for "PeoplePC" and 12 other trademarks. We also have applied to register marks in 27 countries. We may be unable to secure these registrations. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term PeoplePC or our other trademark applications. Enforcement of trademark rights against unauthorized use, particularly over the Internet and in other countries, may be impractical or impossible.

We may be required to enforce our intellectual property rights in litigation, which may be costly and time-consuming.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary, such as technology used to operate our Web site, our content, our trademarks and our domain names. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Further, our operations providers and the merchants participating on our Web site may be engaged in litigation in the future that would require our involvement.

Third parties may assert intellectual property and other lawsuits or claims against us that may be costly and time-consuming.

      We may become subject to claims by third parties that we have infringed their intellectual property rights. We could be involved in these claims even in instances where our connection with the intellectual property in dispute arises only as a licensee from other companies. In addition, third parties may assert lawsuits or claims against us, including those related to product liability, Internet content, privacy, safety and health and employment matters. Litigation is expensive and time consuming regardless of the merits of the claim and could divert management's attention from our business. Moreover, we cannot predict the outcome of any litigation. Lawsuits, claims or proceedings may result in liability to us.

Products that contain, or are rumored to contain, defects could result in significant costs to us, decreased sales of our products, damage to our brand and lawsuits.

      The design and production of personal computer components is highly complex. We rely on third-party suppliers to provide us with high-quality products. If any of the personal computers or peripherals we distribute contain defective components, we could experience delays in shipment of these products and increased costs. Further, the design of software is highly complex, and software often contains defects that may be undiscovered for long periods of time. If our third-party software providers fail to design effective software, or if defects in the software or in the personal computer products we distribute are discovered after we have shipped our products in volume, we could be harmed in the following ways:

      upgrades, replacements or recalls could impose substantial costs on us;

      rumors, false or otherwise, could be circulated by the press and other media, which could cause a decrease in sales of our products and services and significant damage to our brand; and

      our members could file suits against us alleging damages caused by defective products and services.

We expect to amortize significant stock-based compensation that will increase our losses in the future.

      For financial reporting purposes, we have determined that the estimated value of common stock was in excess of the exercise price, which exercise price was considered to be the fair market value as of the date of grant for 21,590,700 options issued to employees through September 30, 2000. In connection with the grant of such options, we have recorded net deferred compensation of $21.7 million during 1999 and $63.5 million during the fiscal year ended December 31, 2000. This stock-based compensation expense will decrease our earnings over the period of amortization. Deferred stock-based compensation will be amortized over the vesting period which is generally 48 months from the date of grant. $3.0 million was expensed in the period ended December 31, 1999 and $43.1 million was expensed in the fiscal year ended December 31, 2000. The balance is expected to be amortized as follows:

                                           Deferred Stock-Based
               Period                          Compensation
      ---------------------------------    --------------------
      Fiscal Year ending:
      December 31, 2001                        $25.1 million
      2002                                     $10.1 million
      2003                                     $ 3.6 million
      2004 and thereafter                      $ 0.2 million

We incurred a sales and marketing expense of $26.0 million and a dividend of $18.2 million in the fiscal year ended December 31, 2000.

      In April 2000, we raised $49.7 million in gross proceeds from the sale of 9,468,252 shares of series C preferred stock. Ford Motor Company purchased 4,765,650 shares of series C preferred stock in connection with this financing and other investors purchased 4,702,602 shares. Ford also received the right to purchase 1,905,000 shares of common stock in a private placement effected at the closing of our initial public offering at the same price per share as our initial public offering. Ford exercised this right in full. Because Ford exercised this right, Ford also received a warrant to purchase 2,857,500 shares of common stock, exercisable at the same price per share as our initial public offering of $10.000, at any time for a period of 200 days following the date of our initial public offering, August 21, 2000. In relation to Ford, the value of the right, the warrant and the excess of the value of the common stock into which the series C preferred stock is exercisable over the price paid for the series C preferred stock is $24.5 million, and has been charged to sales and marketing expense in the second quarter of 2000. These rights and equity have been granted to Ford in order to gain access to Ford's employees as potential members and to entice Ford to purchase membership packages. As Ford has no future performance requirements and no minimum purchase commitments with respect to the membership packages, the charge has been expensed when incurred. The series C preferred stock converted into common stock on a 1-to-1 basis upon the closing of our initial public offering on August 21, 2000. In the fiscal year ended December 31, 2000, we incurred a dividend of $18.2 million as a result of a beneficial conversion feature of preferred stock issued to the other investors. This dividend has been calculated as the difference between the price paid by the investors and our initial public offering price per share of $10.00.

Risks Related to Our Industry

Our business will be significantly harmed if growth in the use of the Internet does not continue.

      We believe a significant number of our members are purchasing our products and services as a means of connecting to the Internet. Because we expect to derive a large portion of our revenues from transactions with our members either directly or indirectly, and our merchants, our ability to achieve needed revenues is substantially dependent upon continued growth in Internet use, particularly as a means to buy and sell goods.

      Capacity constraints caused by growth in the use of the Internet may impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. If the necessary infrastructure, products, services or facilities are not developed to mitigate the effects of these factors, or Internet usage does not continue to increase as expected, we may not be able to implement our business model.

If demand for personal computers does not continue to grow, demand for our products and services would be adversely affected.

      Our business model depends on the continued strong demand for personal computers. The personal computer market is characterized by rapid new product and technology introductions and generally declining prices for existing products. Demand for personal computers may be significantly reduced if consumers perceive little technological advantage in new products or believe that the price of a new product is not worth the perceived technical advantage. Alternatively, if individuals view anticipated changes as significant, such as the introduction of a new operating system or microprocessor architecture, overall market demand for personal computers may decline because potential members may postpone their purchases until release of the new product or in anticipation of lower prices on existing products following the introduction of new models. Reduced demand could result in excessive inventories and it could take several quarters to sell this inventory, which could delay the introduction of new products.

We could be exposed to liability or increased costs if new case law is decided, or new government regulation regarding the Internet is enacted.

      The law relating to our Internet business and operations is evolving, and no clear legal precedents have been established. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in electronic commerce, and new state tax regulations may subject us to additional state sales or other taxes. The adoption of any new Internet laws and regulations or the application of existing laws and regulations to the Internet and electronic commerce could decrease the demand for our products and services, increase the cost of doing business or prevent our transaction of business in specific jurisdictions. In addition, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. We could be found in violation of federal, state or foreign civil or criminal law and, even if we could successfully defend such claims, our defense could occupy significant amounts of management's time, harm our business reputation and negatively affect our operating results and financial condition.

Risks Related to Market Volatility

We cannot guarantee that an active market will develop for our stock.

      We cannot predict the extent to which an active market for our common stock will develop or how liquid that market will eventually become. Since the initial public offering of our common stock, the volume of our common stock traded on the Nasdaq National Market has decreased to very low levels. Low trading volumes may cause the price of our common stock to fall.


Our common stock could be delisted from the Nasdaq National Market.

      Our common stock trades on the Nasdaq National Market, which specifies certain requirements for continued listing of common stock. If the minimum closing bid price per share of our common stock is less than $1.00 for a period of 30 consecutive business days, we may receive a delisting notice from Nasdaq. If during the next 90 days the minimum closing bid price of our shares does not exceed $1.00 per share for 10 consecutive business days, our common stock may be delisted. A delisted company has the right to appeal the delisting. At March 29, 2001, the minimum closing bid price of our common stock had been less than $1.00 for 28 consecutive business days. If the minimum closing bid price of our common stock does not exceed $1.00 by April 2, 2001, we expect to receive a delisting warning letter from Nasdaq. We anticipate that we will appeal any determination to delist our common stock from the Nasdaq National Market and will take actions as we deem necessary to attempt to increase our stock price to over $1.00. The result of delisting from the Nasdaq National Market could be a reduction in the liquidity of any investment in our common stock and may have an adverse effect on the trading price of our common stock. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity would make it more difficult for us to raise capital in the future. Delisting could also adversely affect our relationships with vendors and customers.

Our stock price has declined and may continue to be depressed and volatile in the future.

      The stock markets in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations. Since the initial public offering of our common stock, our stock price has declined from its initial public offering price of $10.00 per share in August 2000 to $0.3438 per share on March 30, 2001. These factors may seriously impact the market price and volatility of our common stock in the future, regardless of our actual operating performance. We may also be sued in a securities class action law suit, which could be costly, divert our resources and seriously harm our business.

Our principal stockholders can exercise a controlling influence over our business and affairs.

      As of March 30, 2001, our directors, executive officers and 10% or greater principal stockholders together controlled approximately 60.2% of our common stock. In addition, on February 16, 2001, we entered into a memorandum of agreement with certain of our principal stockholders providing them with an option to put shares of PeoplePC N.V. held by them to PeoplePC in exchange for PeoplePC stock. If these options were fully exercised, our directors, executive officers and principal stockholders could control as much as 72.1% of our common stock. If these stockholders acted or voted together, they would have the power to elect our directors and to exercise a controlling influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to take action or omit to take action, even if doing otherwise would benefit our stockholders as a whole.

Substantial future sales of our common stock in the public market may depress our stock price.

      Our stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the future. As of March 30, 96,891,356 shares were eligible or will be eligible in the future for sale in the public market, in some cases subject only to the volume, manner of sale and notice requirements of Rule 144 of the Securities Act of 1933. In addition, holders of put options pursuant to a memorandum of agreement dated February 16, 2001 may acquire up to 32,628,060 shares of PeoplePC common stock in exchange for shares of PeoplePC N.V. After August 15, 2001, these holders may require PeoplePC to register the shares so they can be sold in the public market. Sales of a substantial number of shares of our common stock could cause our stock price to fall, especially if the trading volume of our stock remains low. In addition, the sale of these shares in the public market could impair our ability to raise capital through the sale of additional stock.

Our management has broad discretion over the use of the proceeds

      Our management has broad discretion over the use of the proceeds from our initial public offering and of the use of our available funds, generally. Accordingly, it is possible that our management may allocate the proceeds differently than investors in PeoplePC would approve, or that we will fail to maximize our return on the proceeds.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us, and discourage a takeover.

Provisions of our certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be of benefit to our stockholders.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this Form 10-K. See Item 14(a)1 for a listing of financial statements provided in the section titled "FINANCIAL STATEMENTS".

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 31, 2001 and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference from the information under the captions "Proposal One Election of Class I Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Proxy Statement for PeoplePC's 2001 Annual Meeting to be filed within 120 days after the end of the fiscal year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions "Executive Officer Compensation and Other Matters," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Compensation Committee Interlocks and Insider Participation in Compensation Decision" and "Stock Performance Graph" appearing in the Proxy Statement for PeoplePC's 2001 Annual Meeting to be filed within 120 days after the end of the fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information under the captions "Record Date and Principal Share Ownership" and "Principal Stockholders" appearing in the Proxy Statement for PeoplePC's 2001 Annual Meeting to be filed within 120 days after the end of the fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation in Compensation Decision" appearing in the Proxy Statement for PeoplePC's 2001 Annual Meeting to be filed within 120 days after the end of the fiscal year ended December 31, 2000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1) FINANCIAL STATEMENTS

       The financial statements (including notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.


(a)(2) FINANCIAL STATEMENT SCHEDULE

       The financial statement schedule of PeoplePC Inc. is omitted because the required information is shown in the Financial Statements or the notes thereto.


(a)(3) EXHIBITS

       The exhibits listed on the accompanying index to exhibits below are filed as part of, or incorporated by reference into, this Form 10-K.


(b)    REPORTS ON FORM 8-K

       None.

(c)    EXHIBITS


Exhibit
Number                          Description of Document
- ------                          -----------------------
3.1*       Amended and Restated Certificate of Incorporation of PeoplePC.
3.2* Form of Amended and Restated Certificate of Incorporation of PeoplePC to be filed immediately after the closing of the offering.
3.3*       Bylaws of PeoplePC.
3.4 Certificate of Designation of Rights, Preferences and Privileges of series A preferred stock of PeoplePC.
10.1*      1999 Stock Plan and forms of agreements thereunder.
10.2*      2000 Stock Plan and forms of agreements thereunder.
10.3*      2000 Employee Stock Purchase Plan.
10.4* Sales Finance Agreement, dated as of February 29, 2000, between PeoplePC and MBNA America Bank, N.A.
10.5*      Form of Indemnification Agreement.
10.6* Office Lease, dated as of June 3, 1999, between PeoplePC and Pine Street Investors, L.L.C.
10.7* First Amendment to Office Lease, dated as of January 14, 2000, between PeoplePC and Pine

           Street Investors, L.L.C.
10.8*      Amended and Restated Investor Rights Agreement, dated April 5, 2000.
10.9** Addendum to Master Services and Supply Agreement, dated September 29, 2000 between PeoplePC and Ford Motor Company.
21.1       Subsidiaries of the Registrant
23.1       Consent of PricewaterhouseCoopers LLP
* Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1, File No. Registration No. 333-34114 of PeoplePC Inc.
** Previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on
   Form 10-Q, File No. Registration No. 000-31299.


      PeoplePC, PeopleShop, PeoplePal, and their respective logos are among the trademarks and/or service marks of PeoplePC, Inc. in the U.S. and other countries. All other names are trademarks and/or registered trademarks of their respective owners.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

date:  April 2, 2001                    PEOPLEPC INC.

                                          By:  /s/ NICK GROUF
                                              ---------------------------------
                                              Nick Grouf
                                              Chief Executive Officer

                                          By:  /s/ MICHAEL GLOGOWSKI
                                              ---------------------------------
                                              Michael Glogowski
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        Signature                         Title                     Date
        ---------                         -----                     ----

     /s/ NICK GROUF           Chairman, Chief Executive
  ---------------------       Officer and Director
       Nick Grouf             (Principal Executive Officer)   April 2, 2001

  /s/ MICHAEL GLOGOWSKI
  ---------------------
    Michael Glogowski         Acting Chief Financial Officer  April 2, 2001

  /s/ RONALD D. FISHER
  ---------------------
    Ronald D. Fisher          Director                        April 2, 2001

    /s/ JOHN SCULLEY
  ---------------------
      John Sculley            Director                        April 2, 2001

  /s/ MICHAEL J. PRICE
  ---------------------
    Michael J. Price          Director                        April 2, 2001

  /s/ BRADLEY A. FELD
  ---------------------
     Bradley A. Feld          Director                        April 2, 2001

                                  PEOPLEPC INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Accountants.......................................... 51

Consolidated Balance Sheet................................................. 52

Consolidated Statement of Operations....................................... 53

Consolidated Statement of Stockholders' Deficit............................ 54

Consolidated Statement of Cash Flows....................................... 55

Notes to Consolidated Financial Statements................................. 56

                                  PEOPLEPC INC.

                           CONSOLIDATED BALANCE SHEET
                    (Amounts in thousands, except share data)

                                                     December 31,      December 31,
                                                         1999             2000
                                                     ------------      -----------
                    ASSETS

Current assets:
  Cash and cash equivalents....................        $ 36,108         $  65,493
  Restricted cash..............................          15,750            22,954
  Accounts receivable, net of allowance for bad
   debts of $3,500 as of December 31, 2000.....             311            41,864
  Prepaid expenses and other current assets....              66             2,177
                                                       --------         ---------
    Total current assets.......................          52,235           132,488
Accounts receivable, long-term.................             --             11,589
Property and equipment, net....................             300             7,688
Capitalized web site development costs.........             144               674
Deposits and other assets......................             191               592
                                                       --------         ---------
    Total assets...............................        $ 52,870         $ 153,031
                                                       ========         =========

      LIABILITIES, MINORITY INTEREST, PREFERRED
         STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable.............................        $  9,766         $  23,745
  Accrued and other liabilities................          33,783            39,193
  Borrowings under line of credit..............             --              5,176
  Current portion of deferred revenues, net....           1,496            19,047
                                                       --------         ---------
    Total current liabilities..................          45,045            87,161
Other long term liabilities....................             236                 0
Deferred revenues, net.........................           2,825            28,121
                                                       --------         ---------
    Total liabilities..........................          48,106           115,282
                                                       --------         ---------
Commitments (Note 5)

Minority Interest..............................               0            46,700
                                                       --------         ---------

Preferred Stock:  $0.0001 par value; 63,600,000
   and 50,000,000 shares authorized; 63,285,000
   and 0 shares issued and outstanding at
   December 31, 1999 and December 31, 2000.....          67,939                 0

Stockholders' deficit
  Common stock: $0.0001 par value; 500,000,000
   shares authorized; 33,760,000 and
   115,159,068 shares issued, and 33,760,000 and
   114,904,900 shares outstanding at December 31,
   1999, and December 31, 2000 ................               3                11
  Additional paid-in capital...................          21,713           350,884
  Common stock in treasury at cost, 254,168
   shares at December 31, 2000.................               0              (280)
  Deferred stock-based compensation............         (18,640)          (38,995)
  Receivable from stockholders.................              --               (73)
  Accumulated deficit..........................         (66,251)         (320,498)
                                                       --------         ---------
    Total stockholders' deficit................         (63,175)           (8,951)
                                                       --------         ---------
      Total liabilities, minority interest,
       Preferred Stock and stockholders'
       deficit..................................       $ 52,870         $ 153,031
                                                       ========         =========

   The accompanying notes are an integral part of these financial statements.

                                  PEOPLEPC INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (Amounts in thousands, except per share data)


                                                          Period from
                                                           March 2,
                                                             1999
                                                           (Date of
                                                          Inception)     Year
                                                              to         Ended
                                                         December 31,  December 31,
                                                             1999        2000
                                                         ------------ -----------

Membership revenues earned............................     $  1,255    $  58,033
Other revenues........................................        2,188       32,128
                                                           --------    ---------
    Total revenues....................................        3,443       90,161
                                                           --------    ---------
Cost of membership revenues earned....................        5,129       92,758
Cost of other revenues................................        1,905       26,562
                                                           --------    ---------
    Total cost of revenues............................        7,034      119,320
                                                           --------    ---------
Gross loss............................................       (3,591)     (29,159)
                                                           --------    ---------
Operating expenses:
  Sales and marketing (exclusive of stock-based
   compensation of $134 for the period ended
   December 31, 1999 and $21,266 for the year ended
   December 31, 2000).................................       38,279       91,984
  General and administrative (exclusive of stock-based
   compensation of $2,905 for the period ended
   December 31, 1999 and $21,847 for the year ended
   December 31, 2000).................................        6,197       77,562
  Other operating expenses............................       15,550       (6,900)
  Amortization of deferred stock-based compensation...        3,039       43,113
                                                           --------    ---------
    Total operating expenses..........................       63,065      205,759
                                                           --------    ---------
Loss from operations..................................      (66,656)    (234,918)
Interest income and other expenses, net...............          405         (502)
Loss before minority interest and cumulative
  effect of accounting change.........................      (66,251)    (235,420)
Minority interest.....................................          --         3,226
                                                           --------    ---------
Loss before cumulative effect of accounting
 change...............................................     $(66,251)    (232,194)
Cumulative effect of accounting change................          --        (3,844)
                                                           --------    ---------
Net Loss..............................................     $(66,251)    (236,038)
                                                           ========
Dividend related to beneficial conversion feature of
 Preferred Stock......................................                   (18,209)
                                                                       ---------
Net loss attributable to common stockholders..........                 $(254,247)
                                                                       =========
Basic and diluted net loss per share
 Loss before cumulative effect of accounting change...     $  (2.04)   $   (4.09)
 Cumulative effect of accounting change...............          --     $   (0.06)
                                                           --------    ---------
Net loss per share                                         $  (2.04)   $   (4.15)
                                                           ========    =========
Shares used in computing basic and diluted net loss
 per share............................................       32,400       61,218

Pro-forma basic and diluted net loss per share
 (unaudited)
 Loss before cumulative effect of accounting change...     $  (1.15)   $   (2.54)
 Cumulative effect of accounting change...............          --     $   (0.04)
                                                           --------    ---------
Pro-forma net loss per share                               $  (1.15)   $   (2.58)
                                                           ========    =========
Shares used in computing pro forma basic and diluted
 net loss per share (unaudited).......................       57,746       98,449

   The accompanying notes are an integral part of these financial statements.

                                  PEOPLEPC INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    (Amounts in thousands, except share data)

                            Common Stock    Additional  Treasury Shares   Deferred                 Receivable     Total
                         -----------------   Paid-In   ----------------    Stock     Accumulated     from      Stockholders'
                            Shares   Amount   Capital    Shares  Amount Compensation   Deficit    Stockholders   Deficit
                         ----------- ------  --------- --------  ------ ------------ -----------  ------------ -----------
Issuance of common
 stock..................  31,440,000   $  3   $      5                   $       --  $       --   $       --  $        8
Issuance of common stock
 from exercise of
 options................   2,320,000    --          29                           --          --                       29
Deferred stock-based
 compensation...........         --     --      21,679                       (21,679)        --                      --
Stock-based compensation
 expense................         --     --         --                          3,039         --                    3,039
Net loss................         --     --         --                           --      (66,251)                 (66,251)
                         ----------- ------  --------- --------  ------  ----------- -----------  ------------ ----------
Balance at December 31,
 1999...................  33,760,000      3     21,713                       (18,640)   (66,251)                 (63,175)
Exercise of common stock
 options................   8,394,302      1      3,141                                                 (3,142)       --
Payment net on receivable
 from stockholders for
 purchase of common
 stock..................                                                                                2,981      2,981
Repurchase of unvested
 stock..................    (685,000)              (88)                                                    88        --
Deferred stock-based
 compensation...........                        63,468                       (63,468)                                --
Stock-based compensation
 expense................                                                      43,113                              43,113
Issuance of common stock
 warrants to Delta Air
 Lines Inc..............                         1,498                                                             1,498
Beneficial conversion
 feature related to
 issuance of preferred
 stock..................                        18,209                                                            18,209
Dividend related to
 beneficial conversion
 feature of preferred
 stock..................                                                                (18,209)                 (18,209)
Beneficial conversion
 feature related to
 issuance of preferred
 stock to Ford Motor
 Company................                        17,944                                                            17,944
Issuance of common stock
 warrants to Ford Motor
 Company................                         6,113                                                             6,113
Issuance of common stock
 rights to Ford Motor
 Company................                           515                                                               515
Proceed of the initial
  Public offering, net
  of issuance cost of
  $7,071................   8,500,000      1     77,929                                                            77,930
Exercise of common stock
  Warrants issued to Ford  1,905,000      0     19,050                                                            19,050
  Motor Company.........
Conversion of the
  Preferred Stock into
  Common stock:
         -Series A......  24,000,000      2      2,977                                                             2,979
         -Series B......  29,816,514      3     64,957                                                            64,960
         -Series C......   9,468,252      1     49,614                                                            49,615
Purchase of treasury
  shares................                               (254,168)   (280)                                            (280)
Additional beneficial
  conversion feature
  related to issuance of
  Preferred Stock to
  Ford Motor Company....                         3,844                                                             3,844
Net loss................                                                               (236,038)                (236,038)
                         ----------- ------  --------- --------- ------- ------------ ----------  ------------ ----------
Balance at December 31,
 2000................... 115,159,068 $   11  $ 350,884 (254,168) $ (280) $   (38,995) $(320,498)  $       (73) $(  8,951)
                         =========== ======  ========= ========= ======= ============ ==========  ============ ==========


   The accompanying notes are an integral part of these financial statements.

                                  PEOPLEPC INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)

                                                         Period from
                                                       March 2, 1999
                                                         (Date of        Year
                                                       Inception) to     Ended
                                                       December 31,   December 31,
                                                           1999          2000
                                                       ------------- ------------
Cash flows from operating activities:
Net loss.............................................    $(66,251)    $(236,038)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization......................          40         1,198
  Amortization of deferred stock-based compensation..       3,039        43,113
  Provision for bad debts............................         --          3,500
  Beneficial conversion feature related to issuance
   of Preferred Stock to Ford Motor Company..........         --         17,944
  Additional beneficial conversion feature related to
   the issuance of Preferred Stock to Ford Motor
   Company...........................................         --          3,844
  Minority interest, allocation of the loss..........         --         (3,226)
  Issuance of common stock warrants and rights.......         --          8,126
  Changes in current assets and liabilities:
    Accounts receivable..............................        (311)      (45,089)
    Prepaid expenses and other current assets........         (66)       (2,111)
    Deposits and other assets........................        (191)         (401)
    Accounts receivable, long term...................          --       (11,589)
    Accounts payable.................................       9,766        13,941
    Accrued liabilities..............................      33,783         5,410
    Deferred revenues................................       4,321        42,847
    Other............................................         236          (236)
                                                         --------     ---------
      Net cash used in operating activities..........     (15,634)     (158,767)

Cash flows from investing activities:
Restricted cash......................................     (15,750)       (7,204)
Purchase of property and equipment...................        (323)       (7,901)
Capitalized web site development costs...............        (161)         (762)
                                                         --------     ---------
      Net cash used in investing activities..........     (16,234)      (15,867)

Cash flows from financing activities:
Proceeds from issuance of common stock, net..........          37         2,981
Proceeds from issuance of series A preferred stock
 (net of issuance costs of $21)......................       2,979           --
Proceeds from issuance of a note.....................      10,000           --
Borrowing under line of credit (net of issuance cost
  of $1,087).........................................         --          4,724
Proceeds from issuance of series B preferred stock
 (net of issuance cost of $40).......................      54,960           --
Proceeds from issuance of series C preferred stock
 (net of issuance cost of $54).......................         --         49,615
Proceeds from initial public offering
 (net of issuance cost of $7,071)....................         --         77,929
Exercise of warrants for common stock................         --         19,050
Proceeds from minority investment in PeoplePC Europe.         --         50,000
Purchase of treasury shares..........................         --           (280)
                                                         --------     ---------
      Net cash provided by financing activities......      67,976       204,019

Net increase in cash and cash equivalents............      36,108        29,385
Cash and cash equivalents at beginning of period.....         --         36,108
                                                         --------     ---------
Cash and cash equivalents at end of period...........    $ 36,108     $  65,493
                                                         ========     =========
Supplemental noncash investing and financing activity:
  Conversion of Preferred Stock into common stock....         --        117,554
  Beneficial conversion feature, Preferred Stock.....         --         18,209
  Conversion of a note into series b preferred stock.    $ 10,000           --
  Receivable from stockholders.......................         --             73

   The accompanying notes are an integral part of these financial statements.

                                  PEOPLEPC INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies:

 The Company

      PeoplePC Inc. (the "Company") provides an affordable and convenient membership package that includes a brand-name computer, unlimited Internet access, customer support and an in-home warranty. Members also have the opportunity to benefit from discounts and special offers from merchants who participate in PeoplePC's member commerce program (formerly referred to as buyer's club). The Company sells its memberships directly to consumers and through its enterprise program, whereby companies subsidize the cost of membership for their employees. The Company also operates the Online program which provides consumers who do not wish to purchase a computer with all of the other benefits of a PeoplePC membership for a monthly fee. The Company was incorporated in Delaware on March 2, 1999.

Liquidity and capital resources

      Since March 2, 1999 (date of inception), the Company has been successful in completing several rounds of private equity financing, as well as an initial public offering in August 2000. For the year ended December 31, 2000, the Company incurred a net loss of $236 million and negative cash flow from operations of $159 million. At December 31, 2000, the Company had an accumulated deficit of approximately $320 million.

      The Company intends to expand its products and services offerings and is pursuing new enterprise and other arrangements to increase its revenues and cash flow. The Company has also taken and intends to take further steps to reduce expenses. Steps already taken include targeting sales and marketing expenditures on channels with low acquisition cost per member, consolidation of sales offices and a realignment and reduction of its workforce. In an effort to further improve liquidity, the Company is currently negotiating with lenders to borrow against its receivable from Delta and has signed a binding memorandum of agreement with @viso as described in Note 14.

      In connection with the binding memorandum of agreement, the Company has borrowed $15 million from PeoplePC Europe N.V. under a term loan due May 23, 2001. On April 2, 2001, @viso agreed to execute the Definitive Documents (as described in Note 14) and to consent to PeoplePC Europe N.V. extending further loans (up to $10 million) under similar terms as the $15 million term loan. If the Definitive Documents are not executed prior to the due date of the term loans the Company may not be able to repay them.

      While management does not anticipate that this will be an issue, in the event that revenues from new enterprise agreements and new products and services combined with expense reductions are not sufficient to meet the Company's obligations, the Company may need to seek additional financing. There can be no assurance that such additional financing will be available or will be available on terms acceptable to the Company which, as a result, could have a material adverse effect on the Company's business operating results and financial condition.

Principles of Consolidation

      These consolidated financial statements include the accounts of the Company, its various sales and marketing subsidiaries and its majority owned subsidiary, which were established in 2000. All significant intercompany balances and transactions have been eliminated. The equity and net income attributable to minority shareholders' interests are shown separately in the consolidated balance sheets and consolidated statements of operation.

Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain risks and uncertainties

        The Company is subject to various risks, including those associated with limited operating history, unproven business model, rapidly evolving business, Internet commerce, the ability to obtain additional financing, and dependence on key personnel. The Company's success depends in large part on its ability to establish and maintain strategic relationships with industry-leading enterprises, computer hardware and systems manufacturers, providers of financing for its members, and Internet service and content providers. If the Company is unable to develop or maintain relationships with strategic partners and customers, it will have difficulty selling and gaining market acceptance for its products and its business and results of operations will be materially adversely affected.

Foreign currency translation

        The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates. Revenue and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts which are translated at historical exchange rates. Gains or losses from foreign currency transactions are included in net earnings.

 Revenue recognition

        Revenues and the related cost of revenues for the initial membership package, which includes the personal computer, cost of shipping the personal computer system, internet access for three years, and in-home warranty service, are deferred and recognized over the three-year term of the membership agreement.

        Revenues from the PeoplePC Online program are recognized monthly. These agreements are renewable each month and the monthly fees are not refundable.

        The Company also offers peripherals and upgrades at the time of the initial membership. As there are no future obligations with respect to the peripherals and upgrades, the revenue and cost of revenues related to the sale of peripherals and upgrades are recognized in the period shipped. These revenues are included under the line item "Other revenues", which includes peripherals revenue, the related shipping revenues and revenues from the member commerce program.

                                 PEOPLEPC INC.

        The initial membership package revenues, the other revenues and related cost of revenues are not recognized until the expiration of a 7-day right of return. The cost of providing Internet access and email services for all members is expensed as incurred.

        For the period from March 2, 1999(date of inception) to December 31, 1999, cost of membership revenues, and consequently gross loss, included one-time expenses of $2.0 million relating to a temporary increase in the cost of memory and storage costs.

        In some instances, and in an effort to aggressively enroll new members to build its brand, as well as to develop new channels of distribution, the Company has offered pricing of its memberships and services that is less than its total current and estimated future costs (primarily the cost of providing Internet access and email services) of performing under its membership agreements, resulting in an estimated gross margin loss over the life of the contract. As a result, the Company is required to accrue for the estimated loss related to this acquisition discount during the membership period. These amounts will be amortized over the life of the membership as an off-set to future costs. The company has recorded a net acquisition discount of $1.7 million and $27.5 million for the period from March 2, 1999 (date of inception) to December 31, 1999 and for the year ended December 31, 2000. The provision and related amortization is reflected in "cost of membership revenues earned" on the income statement and included with the related net deferred revenue on the balance sheet.

 Cash equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

 Restricted cash

        Restricted cash represents funds deposited in restricted accounts to secure letters of credit established as collateral in favor of certain significant vendors to the Company, security deposits for rent, and charges for possible disputes or fraud with credit card processors.

Concentration of credit risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, restricted cash and accounts receivable.

        The Company maintains its cash, cash equivalents and restricted cash in accounts with major financial institutions in the United States and Europe. The Company has not experienced any losses on its deposits of cash, cash equivalents and restricted cash.

        The Company's accounts receivable are primarily derived from revenue earned from customers located in the U.S. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts based on the expected collectibility of accounts receivable.

        Members who wish to finance their membership fees generally enter into a 36-month loan agreement with a third party financial institution. The Company receives the present value of the membership fee when it notifies the financial institution that the related member's products have been shipped. The Company does not generally bear any credit risk with regard to these loan agreements. In the event of default by a member, the Company is obliged to terminate the service provided to the defaulting member following notification from the financial institution. In the event of a member termination due to the member's default under their credit obligation, all amounts related to the member previously deferred are recognized.

        Some members elect to prepay the membership fee, in which case the amount is charged to their credit card or electronically debited directly by the Company. Members may also either finance or prepay the cost of shipping charges and peripheral upgrades. For credit card and electronic debit transactions, there is an accounts receivable balance while the payments are being processed by the relevant financial institutions.

        In our enterprise programs, membership fees are generally paid by both the enterprises and the employees in the form of a co-payment. An employee may make their co-payment by credit card, loan agreement through a financial institution or electronic debit, and in some cases by payroll deduction over the membership period. If the employee co-payment is made by payroll deduction the enterprise will pay the total membership fee at the time of enrollment and receive the benefit of the payroll deductions over the membership period.

        Shipping charges and peripheral upgrades are exclusively paid for by the employees. The amount is then either charged to their credit card, financed through a loan agreement with a third party financial institution or electronic debit. There is an accounts receivable balance while the payments are being processed by the relevant financial institutions.

        At December 31, 2000, two companies accounted for 41% and 23% of total accounts receivable, respectively. The Company believes these amounts are collectible. No member accounted for more than 10% of accounts receivable at December 31, 1999 or more than 10% of revenues in the period from March 2, 1999 (date of inception) to December 31, 1999 and the year ended December 31, 2000.

                                  PEOPLEPC INC.

Advertising costs

        Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense for the period from March 2, 1999 (date of inception) to December 31, 1999 and the year ended December 31, 2000 was $38.3 million and $60.0 million, respectively.

Fair value of financial instruments

        The carrying amounts of the Company's financial instruments, including cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Capitalized website development costs

        In accordance with EITF 00-02, "Accounting for Website Development Costs", the Company has capitalized certain expenditures incurred in developing the Company's website which are being amortized on a straight-line basis over two years. The capitalized cost amounted to $144,000 and $674,000 (net of $17,000 and $249,000 in accumulated amortization) at December 31, 1999 and at December 31, 2000, respectively. Capitalized expenditures include the cost of services provided by third parties and internal costs of staff directly involved in the development of the website.

Property and equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets: computer equipments over 2 years, computer software over 5 years, and furniture and fixture over 7 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of their estimated useful lives or the lease term. Repair and maintenance costs are expensed as incurred.

Impairment of long-lived asset

        The Company accounts for long-lived assets under Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of", which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

Stock-based compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

Segment information

        The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable operating segments. During all periods presented, the Company operated in a single business segment. All long-lived assets and all revenues are mainly located or generated in the United States.

Income taxes

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

        Antidilutive securities not included in net loss per share calculation for the periods:

                                          Period from
                                         March 2, 1999
                                     (Date of Inception) to       Year Ended
                                       December 31, 1999      December 31, 2000
                                     ----------------------  -------------------

   Non vested common stock..........            934,446            6,114,917
   Common stock options.............          9,189,000           18,790,118
   Warrants.........................                --             3,357,500
   Convertible Preferred Stock......         53,816,514                  --
                                             ----------           ----------
                                             63,939,960           28,262,535
                                             ==========           ==========

                                 PEOPLEPC INC.

Pro forma net loss per share

        Pro forma net loss per share for the period from March 2, 1999 (date of inception) to December 31, 1999 and the year ended December 31, 2000 is computed using the weighted average number of common shares outstanding, including the pro forma effects of the automatic conversion of the Company's series A, series B and series C preferred stock into shares of the Company's common stock as contemplated upon the closing of the Company's initial public offering as if such conversion occurred at the date of original issuance. The resulting pro forma adjustment results in an increase in the weighted average shares used to compute basic and diluted net loss per share of 25,346,000 and 37,231,000 shares for the period from March 2, 1999 (date of inception) to December 31, 1999 and for the year ended December 31, 2000. Pro forma common equivalent shares, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options and warrants, are not included in pro forma diluted net loss per share because the effect would be antidilutive.

Comprehensive loss

        Comprehensive loss, as defined, includes all changes in equity (net assets) during a period from non-owner sources. The Company has no comprehensive loss components other than its net loss.

Stock split

        In October 1999, and again in March 2000, the Company approved a two-for-one forward stock split. All share and per share amounts have been restated for such splits.


Accounting for the Beneficial Conversion Feature

        At the November meeting, the FASB's Emerging Issues Task Force ("EITF") issued EITF issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," to certain convertible securities. This issue states that the intrinsic value of a conversion feature should be determined by using the effective conversion price based on the proceeds allocated to the convertible securities. Although this EIFT is to be applied prospectively, the SEC required a cumulative catch up adjustment for certain convertible securities issued after May 21, 1999.

        As a consequence, the company recorded an additional $3.8 million in connection with the Beneficial Conversion Feature related to the issuance of series C preferred stock to Ford Motor Company Inc., as the original calculation was based on the proceeds received for rather than the proceeds allocated to the series C preferred stock.

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

        In March 2000, the FASB issued Interpretation No. 44 "Accounting for certain transactions involving stock compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 establishes guidance for the accounting for stock option grants or modifications to existing stock option awards and is effective for option grants made after June 30, 2000. FIN 44 also establishes guidance for the repricing of stock options and determining whether a grantee is an employee, for which the guidance is effective after December 15, 1998 and modifying a fixed option to add a reload feature, for which the guidance is effective after January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material effect on the financial statements. The Company currently follows the guidance in this EITF.

        In May 2000, the EITF (Emerging Issues Task Force) reached a final consensus for Issue 00-14 "Accounting for Certain Sales Incentives." Issue 00-14 provides guidance on applying generally accepted accounting principles in recognizing certain sales incentives, such as price reductions or sales incentives offered without charge to customers. The Company currently follows the guidance in this consensus.

2. Balance Sheet Components:
                                                     December 31,  December 31,
                                                         1999         2000
                                                     ------------  -----------
   Property and equipment, net:
   Computer equipment..............................  $    97,000   $ 1,831,000
   Computer software...............................           --     5,727,000
   Furniture and fixtures..........................      121,000       648,000
   Leasehold improvements..........................      105,000        18,000
                                                     -----------   -----------
                                                         323,000     8,224,000
   Less: Accumulated depreciation..................      (23,000)     (536,000)
                                                     -----------   -----------
                                                     $   300,000   $ 7,688,000
                                                     ===========   ===========
   Accrued and other liabilities:
   Overhead and marketing expenditure accrual......  $10,451,000   $ 8,382,000
   Cost of hardware accural........................          --      6,016,000
   Legal...........................................          --      2,775,000
   Reserve for settlement of potential dispute (see
    note 5)........................................   15,550,000     7,550,000
   Cost of memory replaced.........................    1,461,000           --
   Internet service provider accrual...............       31,000     4,132,000
   Bank advance....................................    5,000,000     3,741,000
   Other...........................................    1,290,000     6,597,000
                                                     -----------   -----------
                                                     $33,783,000   $39,193,000
                                                     ===========   ===========

        The bank advance was provided by the bank that previously issued a co-branded credit card with the Company. Net retail sales accumulated on the card will be deducted from the advance which is non-interest bearing.

Analysis of deferred revenues

                                                    Period from
                                                   March 2, 1999
                                                     (Date of
                                                   Inception) to  Year Ended
                                                   December 31,   December 31,
                                                       1999         2000
                                                   ------------- -------------

   Deferred revenues at the beginning of the
    period........................................  $       --   $ 21,504,000
   Gross sales of membership......................   22,759,000   335,574,000
   Other deferred revenues.............                     --      3,750,000
   Amortization of revenue........................   (1,255,000)  (51,770,000)
                                                    -----------  ------------
   Deferred revenue at the end of the period......  $21,504,000  $309,058,000
                                                    ===========  ============

                                  PEOPLEPC INC.

                                                     December 31, December 31,
                                                         1999         2000
                                                     ------------ ------------
   Net Deferred revenues:
   Deferred revenue................................. $21,504,000  $309,058,000
   Deferred cost of membership, net of provision
     for acquisition discount (see Note 1)..........  17,183,000   261,890,000
                                                     -----------  ------------
                                                       4,321,000    47,168,000
   Less: current portion............................   1,496,000    19,047,000
                                                     -----------  ------------
   Long-term net deferred revenue................... $ 2,825,000  $ 28,121,000
                                                     ===========  ============



3. Borrowings under line of credit

        In July 2000, the Company entered into a credit agreement with a bank providing for a $50 million revolving credit facility maturing in July 2001. Amounts borrowed under the credit agreement will bear interest at variable rates, including, as one of the rate options, LIBOR plus 60 basis points. The Company is required to pay fees to the lender for the loan commitment and for underwriting and structuring. Their obligations under the credit agreement will be secured by all accounts receivable under the agreement with Ford Motor Company, Inc. The availability of loans under the credit agreement is subject to ongoing usual and customary closing conditions, as well as to a borrowing base based on a percentage of invoiced receivables under the Ford agreement meeting specified eligibility requirements. At December 31, 2000, the eligible receivable from Ford was approximately $10.2 million. The credit agreement also includes normal and customary covenants for transactions of this type, including maintenance of corporate existence, properties and rights, performance of obligations, various notice and information provisions, compliance with laws and certain contracts, limitation on indebtedness, limitation on liens, limitation on mergers and other fundamental changes, limitation on investments and acquisitions, limitation on transactions with affiliates, and limitations on restrictive agreements. As of December 31, 2000, the Company had a balance of $5.2 million outstanding in regard to this credit facility (net of issuance cost of $633,000). An amount of $454,000 of issuance cost was amortized during the year ended December 31, 2000. The interest rate at December 31, 2000 was 9.5%.


4. Income taxes:

      There is no current provision due to the recognition of a net operating loss for tax purposes. The Company has not recognized the benefit of its deferred tax assets due to uncertainty of future realization. The valuation allowance increased by $81,644,000 over the prior period.

  Deferred tax assets and liabilities consist of the following:


                                                         Period from
                                                           March 2,
                                                          1999 (Date
                                                              of
                                                          Inception)       Year
                                                              To           Ended
                                                         December 31,   December 31,
                                                             1999          2000
                                                         ------------   ------------
   Deferred tax assets:
   Net operating loss carryforwards..................... $ 19,742,000   $ 75,045,000
   Accruals and reserves................................    1,840,000     15,605,000
   Deferred revenue.....................................    1,020,000      6,314,000
   Deferred compensation................................          --       2,736,000
   Depreciation and amortization........................          --         118,000
   Foreign net operating loss carryforwards.............          --       4,152,000
   Other................................................       22,000        608,000
                                                         ------------   ------------
                                                           22,624,000    104,578,000
   Deferred tax liabilities:
   Capitalized website development costs................      (58,000)      (368,000)
                                                         ------------   ------------
   Net deferred tax assets..............................   22,566,000    104,210,000
   Valuation allowance..................................  (22,566,000)  (104,210,000)
                                                         ------------   ------------
                                                         $        --    $        --
                                                         ============   ============


        Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded.

        At December 31, 2000, the Company has approximately $186,365,000 of federal, $200,205,000 of state and $13,841,000 of foreign net operating loss carryforwards available to offset future taxable income. Federal and state carryforwards expire in varying amounts beginning in 2018 and 2004 for federal and state respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative change of more than 50%, as defined, over a three year period.

                                  PEOPLEPC INC.

5. Commitments:

Purchase commitments

        The Company relies on Ingram Micro (the "Distributor") to provide some of its computer products, maintain inventory, process orders, prepare merchandise for shipment and distribute its products to customers in a timely and accurate manner. The Distributor purchases inventory on behalf of the Company based on sales projections made by the Company. The Company takes title to the equipment just prior to shipment to the customer. The Company is obligated to purchase inventory held by the Distributor purchased on its behalf. At December 31, 1999 and December 31, 2000, the Company had approximately $53.6 million and $1.5 million in noncancelable purchase commitments with the Distributor, including certain computers held by the Distributor which do not conform to specifications as ordered by the Company.

In 1999, the Company recorded a provision of $15.6 million relating to the cost of resolving any potential dispute over such non-conforming computers. During 2000, the Company reached an agreement with Ingram Micro to liquidate the non-conforming computers, following which the Company will split the losses associated with these computers so that it bears half of the loss and Ingram Micro bears half of the loss. As a result of this agreement, the Company has reduced the provision by $8 million (included in other operating expenses) and believes that the remaining $7.6 million provision will be sufficient to cover the Company's share of the losses.

        As of December 31, 2000, the Company is also obligated to purchase $25.8 million of products from IBM. The Company expects to sell all products that it has committed to purchase from the Distributor and IBM.

       Leases

        The Company leases office space under 14 operating leases expiring between 2001 and 2005, of which 2 leases can be renewed in 2004 for an additional period of 5 years. Rent expense for the period from March 2, 1999 (date of inception) to December 31, 1999 was $294,000 and $1.6 million for the year ended December 31, 2000. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. The Company also leases copiers under 2 operating leases expiring in 2005.

        Future lease payments under operating leases, as of December 31, 2000 are as follows:

                                                                     Operating
                                                                       Leases
                                                                     ----------

   Years ending December 31,
   2001............................................................. $2,582,000
   2002.............................................................  2,106,000
   2003.............................................................  2,119,000
   2004.............................................................  2,082,000
   2005.............................................................    260,000
                                                                     ----------
     Total future lease payments.................................... $9,149,000
                                                                     ==========

6. Net interest income and other expense:

                                  Period from
                                 March 2, 1999                    Year
                              (Date of Inception)                 Ended
                              to December 31, 1999          December 31, 2000
                              --------------------          -----------------
Interest income..............      $405                         $ 3,098
Interest expense.............       ---                          (2,100)
Other expense................       ---                          (1,500)
                              --------------------          ------------------
Net interest income and other
 expense.....................      $405                         $  (502)
                              ====================          ==================

7. Employee benefit plans:

        The Company sponsors a 401(k) defined contribution plan (the "Plan") covering substantially all eligible employees. The Company did not make any matching contributions in 2000. Employee contributions under this plan amounted to $0 and $572,000 for the period from March 2, 1999 (date of inception) to December 31, 1999 and the year ended December 31, 2000, respectively.

8. Minority Interest

        At December 31, 2000, minority shareholders hold preferred stock in PeoplePC Europe N.V., a Dutch company, with a par value of EUR.01 as follows:

              Series              Shares          Proceeds
            Authorized          Outstanding

      A     100,000,000         11,666,667     $ 35,000,000
      B      50,000,000          5,000,000       15,000,000
                                               ------------
                                               $ 50,000,000
                                               ============

        Each share of Series B preferred stock shall be automatically converted into one share of Series A preferred stock upon the occurrence of
(i) an acquisition, sale or merger of or into PeoplePC Europe N.V. resulting in a change of control of PeoplePC Europe N.V., (ii) a merger of PeoplePC Europe N.V. with the Company or an affiliate of the Company, as the acquiring company, or acquisition of all PeoplePC Europe N.V.'s assets or shares by the Company, or
(iii) an initial public offering of stock in the share capital of PeoplePC Europe N.V., on a one-to-one basis. In case such an automatic conversion occurs, the Series B preferred shares shall be entitled to receive a dividend of an amount calculated as follows:

(a) the quotient equal to the per share consideration to be received by PeoplePC Europe N.V. or the shareholders, as the case may be, in an event as described above divided by the original issue price per share of the Series B preferred shares shall be calculated ("Rate of return");

(b) if the Rate of return is less than or equal to four, the value of the Series B dividend per share shall equal the original issue price per share of the Series B preferred shares;

(c) if the Rate of return is greater than four the aggregate value of Series B dividend shall be zero.

      In addition, upon the occurrence of a legal merger or a consolidation of PeoplePC Europe N.V. the holders of series B preferred stock shall be entitled to an amount equal to the par value plus the amount of share premium paid on such shares. After such payment has been made the holders of series A preferred shares shall be entitled to an amount equal to the par value plus the amount of share premium paid on such shares. The balance of freely distributable reserves then remaining shall be distributed among the holders of the Class A common shares and Class B common shares in proportion to the par value of their ownership of common shares .

      In connection with the issuance of series B preferred stock and series A preferred stock to @viso Limited (a UK company), PeoplePC Europe N.V. granted Softbank Capital Partners LP a warrant to acquire 2,380,952 shares of Series A Preferred Stock, with an aggregate exercise price of $7,142,857. The warrant will be exercisable and must be exercised (i) at the request of PeoplePC
Europe N.V., but no sooner than six months after the Closing Date or (ii) immediately prior to (a) an acquisition, sale or merger of or by PeoplePC Europe N.V. resulting in a change in control of PeoplePC Europe N.V., (b) a merger of PeoplePC Europe N.V. with and into the Company, or acquisition of all of PeoplePC Europe N.V. assets or shares by the Company or (c) PeoplePC Europe N.V.'s initial public offering, on terms and conditions stated in the agreement ("liquidity events"). The warrant may not be exercised after the earlier of (a) fifteen business days following a request by PeoplePC Europe N.V. that Softbank exercise such right and (b) the occurrence of a liquidity event.

9. Preferred Stock:

       On closing of the Company's initial public offering in August 2000, the Preferred Stock automatically converted into 63,285,000 shares of common stock (see Note 10). Furthermore, the Company has authorized the issuance of 50,000,000 shares of preferred stock, with a par value of $0.0001 per share.

       Changes in the Preferred Stock during 1999 and 2000 were as follows (in thousands):

                                                                            Amount
                                                                          ---------
  Issuance of
    Series A in May 1999, net of issuance costs of $21................    $   2,979
    Series B in October 1999, net of issuance costs of $40............       64,960
                                                                          ---------
  Balance, December 31, 1999..........................................       67,939
    Issuance of Series C in April 2000, net of issuance cost of $54...       49,615
    Beneficial conversion feature related to the issuance of Series C
      Preferred Stock.................................................       18,209
    Dividend related to beneficial conversion feature related to the
      issuance of series C preferred stock............................      (18,209)
    Conversion to common stock........................................     (117,554)
                                                                          ---------
  Balance, December 31, 2000..........................................    $     --
                                                                          =========

Issuance of Series A and B Preferred Stock

        In May and October 1999, the Company sold 24,000,000 shares and 29,817,000 shares of its series A and series B preferred stock to investors for total gross proceeds of $3 million and $65 million, respectively.

Issuance of series C preferred stock

        In April 2000, the Company sold 9,468,000 shares of its series C preferred stock to investors for total gross proceeds of $50 million.

        In connection with the issuance of series C preferred stock, the Company recorded, in addition to the charges discussed under Note 8 with respect to Ford, a dividend of $18 million related to the beneficial conversion feature of the series C preferred stock issued to the other investors.

10. Stockholders' Deficit:

        The Company's Articles of Incorporation, as amended, authorize the Company to issue 500,000,000 shares of $0.0001 par value Common Stock.

        In August 2000, the Company completed its initial public offering and sold 8,500,000 shares of its common stock at a price of $10.00 per share. The Company received approximately $77.9 million in cash, net of underwriting discounts, commissions and other offering expenses. Simultaneously with the closing of the initial public offering, the Company's preferred stock Series A and B outstanding at December 31, 1999 automatically converted into 53,817,000 shares of common stock on a 1:1 ratio. In addition, Preferred Stock Series C, issued during 2000, automatically converted into 9,468,252 shares of common stock on a 1:1 ratio. The Company's shares are now traded on the NASDAQ national market system under the symbol "PEOP".

        In January 2000, the Company entered into an agreement with Delta Air Lines, Inc. ("Delta") to provide its products and services to Delta employees. The Company also granted Delta a fully vested warrant exercisable for 0.5 million shares of the Company's common stock at an exercise price per share of $6.225. This warrant expires six months after the closing of the initial public offering or three years after the effective date of the contract. The value of the warrant of $1.5 million is included in sales and marketing expenses in the year ended December 31, 2000, as Delta has no performance requirements and the warrant is exercisable upon issuance.

       The warrant was valued using the Black-Scholes Model with the following assumptions: fair value of the underlying common stock $6.84; term of option: 3 years; expected dividend rate: 0; volatility: 50%; interest rate: 7%.

        In connection with an agreement with Ford Motor Company ("Ford") to provide products and services to its employees, Ford purchased 4.7 million shares of series C preferred stock at $5.246 per share and had the right to purchase up to 2% (on a fully diluted basis as of the closing of the series C preferred stock financing) of the Company's common stock at the initial offering price paid by the public in the company's initial public offering of common stock ("IPO") (the "Right" which Ford has exercised in full). In addition, Ford received a warrant to purchase an additional 3% of the Company's common stock (calculated in a similar manner) at the same price. The warrant became exercisable upon the completion of the Company's initial public offering and will expire 200 days after the IPO. The value of the Right, the warrant, and the excess of the value of the common stock into which the series C preferred stock is convertible over the price paid for the preferred stock was charged to marketing expense in the year ended December 31, 2000, as Ford has no performance requirements and the rights and the warrant are exercisable upon issuance.

        The right and the warrant were valued using the Black-Scholes Model with the following assumptions:



                                                            Right     Warrant
                                                          ---------  ----------

   Number of shares...................................... 1,905,000   2,857,500
   Fair value of common.................................. $    9.07  $    13.00
   Exercise price........................................ $   13.00  $    13.00
   Term..................................................  5 months    200 days
   Dividend rate.........................................         0           0
   Volatility............................................        50%         50%
   Interest rate.........................................         7%          7%
   Total value........................................... $ 515,000  $6,113,000


        The excess of the value of the common stock into which the series C preferred stock is convertible over the price paid for the preferred stock ($17,944,000) was calculated using the fair value of common stock on the date at which the terms and conditions of the Preferred Stock were agreed ($9.07).

        In 2000, the Company acquired 254,168 common shares, at a unit price of $1.10.

11. Stock Option Plans:

        In 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees, directors and consultants. As of December 31, 2000, the Company has reserved 21,560,000 shares of Common Stock for issuance under the Plan.

        In 2000, the Company adopted the 2000 Stock Option Plan (the "Plan"). The Plan provides for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees, directors and consultants. As of December 31, 2000, the Company has reserved 10,500,000 shares of Common Stock for issuance under the Plan.

        Options under the 1999 and 2000 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Options are exercisable immediately subject to a repurchase right by the Company which lapses over the original vesting period of the options. To date, options granted generally vest over four years.

        At December 31, 2000, the Company's repurchase rights applied to 6,114,917 shares of Common Stock then outstanding.

        For financial reporting purposes, the Company has determined that the estimated value of common stock determined in anticipation of the initial public offering was in excess of the exercise price, which was considered to be the fair market value as of the date of grant for 11,509,000 and 12,246,850 options issued in the period from March 2, 1999 (date of inception) to December 31, 1999 and during the year ended December 31, 2000, respectively. In connection with the grants of such options, the Company has recorded deferred stock based compensation of $21.7 million and $63.5 million during the period March 13 (date of inception) to December 31, 1999 and during the year ended December 31, 2000, respectively. Deferred stock based compensation will be amortized over the vesting period, which is generally 48 months from the date of grant and $3.0 million and $43.1 million were expensed in the period from March 2, 1999 (date of inception) to December 31, 1999 and during the year ended December 31, 2000, respectively. Future amortization based on options granted through December 31, 2000 is expected to be $25.1 million, $10.1 million, $3.6 million and $0.2 million in the years 2001, 2002, 2003 and 2004, respectively.

        Activity for the period from March 2, 1999 (date of inception) to December 31, 1999 and the year ended December 31, 2000 follows:

                                                            Number of   Weighted
                                                             Options    Average
                                                           Issued and   Exercise
                                                           Outstanding   Price
                                                           -----------  --------

     Options granted...................................... 11,509,200   $ 0.0540
     Options exercised.................................... (2,320,000)  $ 0.0125
                                                           ----------   --------
   Outstanding at December 31, 1999.......................  9,189,200   $ 0.0650
     Options granted...................................... 19,777,960   $ 3.4600
     Options exercised.................................... (8,369,302)  $ 0.3748
     Options cancelled.................................... (1,807,740)  $ 3.3827
                                                           ----------
   Outstanding at December 31, 2000....................... 18,790,118   $ 3.1813
                                                           ==========
   Options fully vested at December 31, 1999..............  1,516,666
   Options fully vested at December 31, 2000..............  2,770,135

                                             Options Outstanding and Exercisable
                                                    at December 31, 2000
                                             -----------------------------------
                                                            Weighted
                                                             Average   Weighted
                                                            Remaining  Average
  Range of                                       Number    Contractual Exercise
  Exercise Price                               Outstanding    Life      Price
  --------------                               ----------- ----------- --------

  Options with an exercise price less than the fair market value at grant date

  $0.0125-$0.22...............................  4,228,050     8.425    $ 0.0742
  $1.1........................................  1,684,750     9.185    $ 1.1000
  $3.5........................................  3,512,798     9.344    $ 3.5000
  $5.88.......................................     58,200     9.591    $ 5.8800
  $10.0.......................................    635,000     9.468    $10.0000
  $12.0.......................................  1,243,950     9.523    $12.0000
                                               ----------
                                               11,362,748
                                               ==========

  Options with an exercise price equal the fair market value at grant date

  $3.94.......................................    751,750     9.781    $ 3.9400
  $1.2-1.6....................................  4,207,935     9.957    $ 1.2878
  $6.19.......................................  2,467,685     9.718    $ 6.1900
                                               ----------
                                                7,427,370
                                               ==========

        At December 31, 2000 and 1999, 6,114,917 shares and 1,160,000 shares are subject to the company's right of repurchase at weighted average prices of $4.34 and $0.96, respectively.

Fair value disclosures

        The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123").

        Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                 Period from
                                                March 2, 1999
                                             (date of inception)   Year Ended
                                                December 31,      December 31,
                                                    1999             2000
                                             -----------------    ------------
   Net loss attributable to shareholders:
     As reported............................       $66,251,000    $254,246,000
                                                   ===========    ============
     Pro forma..............................       $66,254,000    $255,342,000
                                                   ===========    ============
   Basic and diluted net loss per share:
     As reported............................       $      2.04    $      $4.15
                                                   ===========    ============
     Pro forma..............................       $      2.04    $      $4.17
                                                   ===========    ============

        The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes options pricing model with the following assumptions: dividend yield at 0%; weighted average expected option term of 5 years; expected volatility of 0%; risk free interest rate of 5.54% for the period from March 2, 1999 (date of inception) to December 31, 1999 and the year ended December 31, 2000.

        The weighted average fair market value of the options with an exercise price below the fair market value at grant date amount to $1.87 and $9.25 for the period from March 2, 1999 (date of inception) to December 31, 1999 and during the year ended December 31, 2000, respectively. The weighted average fair market value of the options whose exercise price is equal to the market price of the stock on the grant date was $3.22 in the year ended December 31, 2000. The fair value of the common stock used in the above calculation is the same value as used in calculating the stock based compensation charge under APB 25.

12. Employee Stock Purchase Plan

        Under the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees may purchase registered shares of the Company's common stock at a discount through payroll deductions. The Company's only expense relating to this plan is for its administration. A total of 6,600,000 shares of common stock were reserved for issuance under the plan. As of December 31, 2000, no shares have been sold to employees under this plan.

13. Pro Forma Loss Per Share and Pro Forma Stockholder's Equity (Unaudited):

        Pro forma basic net loss per share has been computed as described in
Note 1 and also gives effect to common equivalent shares from Preferred Stock that converted upon the closing of the Company's initial public offering (using the as-if-converted-method).

        A reconciliation of the numerator and denominator used on the calculation of pro forma basic and diluted net loss per share follow:


                                                     Period from
                                                    March 2, 1999
                                                      (Date of          Year
                                                    Inception) to       Ended
                                                     December 31,     December 31,
                                                         1999            2000
                                                    -------------     ------------
   Pro forma net loss per share, basic and diluted:
    Net loss.......................................   $66,251,000      $254,246,000
                                                      ===========      ============
    Shares used in computing net loss per
     share, basic and diluted......................    32,400,000        61,218,000

    Adjustment to reflect the effect of the
     assumed conversion of preferred
     stock.........................................    25,346,000        37,231,000
                                                      -----------      ------------
    Shares used in computing pro forma net
     loss per share, basic and diluted.............    57,746,000        98,449,000
                                                      ===========      ============
    Pro forma net loss per share, basic and
     diluted.......................................   $      1.15      $       2.58
                                                      ===========      ============

14. Subsequent Events

        The warrant granted to Delta Airlines, Inc., as described in Note 8, expired unexercised in February 2001.

        The expiration date of the warrant granted to Ford Motor Company as described in Note 10 was extended for a period of up to 35 months.

      On February 16, 2001, the Company signed a binding memorandum of agreement with PeoplePC Europe N.V., @viso, Softbank Capital Partners LLC and Softbank Technology Ventures (SOFTBANK). The definitive documents implementing the agreement are currently being drafted. When executed, the agreement will entitle @viso to sell all or a portion of its shares of PeoplePC Europe to the Company in exchange for PeoplePC stock. Under this arrangement @viso is entitled to receive between approximately 13.8 million and 29.1 million shares of PeoplePC common stock based on a formula and the date of exchange. SOFTBANK is entitled to exercise its warrant (See Note 8) to purchase convertible preferred stock in PeoplePC Europe. Once the warrant is exercised, SOFTBANK will be entitled to sell all or a portion of its shares of PeoplePC Europe to the Company exchange for PeoplePC stock. Under this arrangement SOFTBANK Capital Partners LP is entitled to receive between approximately 1.9 million and 3.5 million shares of PeoplePC common stock based on a formula and the date of exchange. These put options will terminate in 2006. In addition, the memorandum provided for a 90-day term loan of $15 million to the Company. Upon the execution of the Definitive Documents contemplated by the memorandum, the loan will convert to a demand note and, at the same time, management of peoplePC will be authorized to make further loans to PeoplePC for general corporate and working capital purposes. On April 2, 2001, @viso agreed to execute the Definitive Documents by May 15, 2001 (prior to the expiration of the term loan) and consented to the extension of additional loans (up to an additional $10 million) to the Company by PeoplePC Europe N.V. under similar terms as the $15 million loan.

15.    Selected Quarterly Financial Data (unaudited)


                                                                        Three months ended
                                     --------------------------------------------------------------------------------------------
                                     Mar. 31,      June 30,    Sept. 30,      Dec. 31,       June 30,      Sept. 30,     Dec. 31,
                                      2000           2000         2000          2000           1999          1999         1999
                                     --------      --------    ---------      --------       --------      ---------     --------
Revenue .......................     $  7,886      $ 11,048      $ 25,293      $ 45,934       $   --        $    --      $  3,443
Gross loss ....................       (3,191)       (2,735)      (14,556)       (8,677)          --             --        (3,591)
Net loss before cumulative
  effect of accounting change .      (35,535)      (71,465)      (64,188)      (61,008)        (280)        (6,264)      (59,707)
Cumulative effect of accounting
  change ......................           --            --            --        (3,844)          --             --            --
Net loss ......................      (35,535)      (71,465)      (64,188)      (64,852)        (280)        (6,264)      (59,707)
Basic and diluted net loss per
  share:
Loss before cumulative effect
  of accounting change ........        (1.08)        (2.16)        (0.91)        (0.56)       (0.01)         (0.19)        (0.75)
Cumulative effect of accounting
  Change ......................           --            --            --         (0.04)          --             --            --
Net loss per share ............        (1.08)        (2.16)        (0.91)        (0.60)       (0.01)         (0.19)        (0.75)

                       Report of Independent Accountants

To the Board of Directors and Stockholders of PeoplePC Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, stockholders' deficit and cash flows present fairly, in all material respects, the financial position of PeoplePC Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and the period from March 2, 1999 (date of inception) to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP

/s/ PricewaterhouseCoopers LLP

San Francisco, California
February 14, 2001, except for the
information contained in Note 14
for which the date is April 2, 2001.

                                  EXHIBIT INDEX

     Exhibit
     Number               Description
     ------               -----------
        3.4       Certificate of Designation of Rights, Preferences and
                    Privileges of series A preferred stock of PeoplePC
       21.1       Subsidiaries of the Registrant
       23.1       Consent of PricewaterhouseCoopers LLP


      PeoplePC, PeopleShop, PeoplePal, and their respective logos are trademarks and service marks of PeoplePC, Inc. in the United States and other countries. All other names are trademarks and/or registered trademarks of their respective owners.