Form 10-Q
period 2001-03-31
PEOPLEPC INC
filed 2001-05-15
CIK 1109551

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For the quarterly period ended March 31, 2001
                                    --------------
                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____


                        Commission file number 000-31299

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the Registrant's Common Stock. $.0001 par value, as of April 30, 2001 was 115,648,400 shares.

                                 PEOPLEPC INC.
                                    FORM 10Q
                                     INDEX

PART I.    FINANCIAL INFORMATION
Item 1.         Financial Statements

          Consolidated Balance Sheets as of March 31, 2001 (unaudited) and December 31,                         3
                 2000
          Consolidated Statements of Operations for the Three Months Ended March 31,
                 2000
                 and 2001 (unaudited)                                                                           4
          Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                 2000
                 and 2001 (unaudited)                                                                           5
          Notes to Consolidated Financial Statements (unaudited)                                                6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of                           10
          Operations
Item 3.   Qualitative and Quantitative Disclosure about Market Risk                                            16

PART II.   OTHER INFORMATION
Item 1.   Legal Proceedings                                                                                    31
Item 2.   Changes in Securities and Use of Proceeds                                                            31
Item 4.   Submission of Matters to a Vote of Security Holders                                                  31
Item 5.   Other information                                                                                    31
Item 6.   Exhibits and Reports on Form 8-K                                                                     31

SIGNATURES


                                 PEOPLEPC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 (in thousands, except share and per share data)



                                                                    December 31,    March 31,
                                                                       2000            2001
                                                                    ------------    ---------

                 ASSETS                                                            (Unaudited)
Current Assets:
 Cash and cash equivalents                                              $ 65,493     $ 32,275
 Restricted cash                                                          22,954       17,145
 Accounts receivable, net of allowance for doubtful
   accounts of $3,500 and $4,700 as of December 31, 2000
   and March 31, 2001, respectively                                       41,864       31,746
 Prepaid expenses and other current assets                                 2,177        2,889
                                                                        --------     --------
  Total current assets                                                   132,488       84,055
Accounts receivable, long-term                                            11,589        9,065
Property and equipment, net                                                7,688        8,511
Capitalized web site development costs                                       674          571
Deposits and other assets                                                    592          686
                                                                        --------     --------
  Total assets                                                          $153,031     $102,888
                                                                        ========     ========
                 LIABILITIES
Current liabilities:
 Accounts payable                                                       $ 23,745     $ 24,080
 Accrued and other liabilities                                            39,193       13,679
 Borrowing under line of credit                                            5,176        4,917
 Current portion of deferred revenues, net                                19,047       25,977
                                                                        --------     --------
  Total current liabilities                                               87,161       68,653
Other long term liabilities                                                    0        1,195
Deferred revenues, net                                                    28,121       28,081
                                                                        --------     --------
  Total liabilities                                                      115,282       97,929
                                                                        --------     --------
Commitments (Note 2)

Minority interest                                                         46,700       44,338
                                                                        --------     --------
Stockholders' deficit                                                     (8,951)     (39,379)
                                                                        --------     --------
  Total liabilities, minority interest and stockholders' deficit        $153,031     $102,888
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

                                 PEOPLEPC, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                                2000       2001
                                                            --------   --------

Membership revenues earned                                  $  4,551   $ 34,506
Other revenues                                                 3,334      2,827
                                                            --------   --------
      Total revenues                                           7,885     37,333
                                                            --------   --------
Cost of membership revenues earned                             7,772     36,514
Cost of other revenues                                         3,304      1,422
                                                            --------   --------
      Total cost of revenues                                  11,076     37,936
                                                            --------   --------
Gross loss                                                    (3,191)      (603)
                                                            --------   --------
Operating expenses:
   Sales and marketing (exclusive of stock-based
     compensation of $2,722 and $ 1,201 for the three
     months ended March 31, 2000 and 2001, respectively)      14,603      7,002
   General and administrative (exclusive of stock-based
     compensation of $3,975 and $4,601 for the three
     months ended March 31, 2000 and 2001, respectively)       9,909     26,781
   Amortization of deferred stock-based compensation           6,697      5,802
   Other operating expenses                                       --     (1,873)
                                                            --------   --------
      Total operating expenses                                31,209     37,712
                                                            --------   --------
Loss from operations                                         (34,400)   (38,315)
Minority share                                                     0      2,436
Net interest income and other                                    643       (309)
                                                            --------   --------
Net loss                                                    $(33,757)  $(36,188)
                                                            ========   ========

Basic and diluted net loss per share                        $  (1.03)  $  (0.33)


Shares used in computing basic and diluted net loss per
 share                                                        32,916    109,551




   The accompanying notes are an integral part of these consolidated financial statements.

                                 PEOPLEPC, INC.
                   CONDENSED CONSOLIDATED STATEMENT CASH FLOWS
                                 (In thousands)
                                  (Unaudited)





                                                           Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            2000         2001
                                                          --------    ----------

Cash flows from operating activities:
Net loss................................................  $(33,757)   $(36,188)
Adjustments to reconcile net loss to net cash used in
operating activities:
 Depreciation and amortization..........................        60         773
 Amortization of deferred stock-based compensation......     6,697       5,802
 Net increase in allowance for doubtful accounts........        --       1,200
 Issuance of common stock warrants......................     1,498          --
 Minority interest, allocation of the loss..............        --      (2,436)
 Changes in assets and liabilities:
  Accounts receivable...................................    (2,631)      8,944
  Prepaid expenses and other current assets.............        59        (712)
  Deposits and other assets.............................      (753)        (94)
  Accounts receivable, long term........................        --       2,524
  Accounts payable......................................     4,353         335
  Accrued liabilities...................................    (2,627)    (25,514)
  Deferred revenues.....................................     5,232       6,890
  Other.................................................        52       1,195
                                                          --------    --------
   Net cash used in operating activities................   (21,817)    (37,281)
Cash flows from investing activities:
Restricted cash.........................................        --       5,809
Purchase of property and equipment......................      (358)     (1,222)
Capitalized web site development costs..................       (96)         --
                                                          --------    --------
   Net cash provided by (used in) investing
    activities..........................................      (454)      4,587
Cash flows from financing activities:
Proceeds from issuance of common stock, net.............       347          32
Borrowing under line of credit..........................        --        (530)
Purchase of treasury shares.............................        --         (26)
                                                          --------    --------
   Net cash provided by (used in) financing
    activities..........................................       347        (524)

Net decrease in cash and cash equivalents...............   (21,924)    (33,218)
Cash and cash equivalents at beginning of period........    36,108      65,493
                                                          --------    --------
Cash and cash equivalents at end of period..............  $ 14,184    $ 32,275
                                                          ========    ========
Supplemental noncash investing and financing activity:
 Cost associated with issuance of 500,000 warrants
  to purchase common stock..............................  $  1,498          --
 Receivable from stockholders...........................  $  1,482    $     68
 Interest paid..........................................        --    $    125


  The accompanying notes are an integral part of these consolidated financial statements.

                                 PEOPLEPC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Basis of Presentation

   The Company

   PeoplePC Inc. (the "Company") provides an affordable and convenient membership package that includes a brand-name computer, unlimited Internet access, customer support and an in-home warranty. Members also have the opportunity to benefit from discounts and special offers from merchants who participate in PeoplePC's member commerce program (formerly referred to as buyer's club). The Company also operates the PeoplePC Online program, which provides consumers who do not wish to purchase a computer with all of the other benefits of a PeoplePC membership for a monthly fee. The Company was incorporated in Delaware on March 2, 1999.

   Liquidity and capital resources

   Since March 2, 1999 (date of inception), the Company has been successful in completing several rounds of private equity financing, as well as an initial public offering in August 2000. For the year ended December 31, 2000 and the three months ended March 31, 2001, the Company incurred a net loss of $236 million and $36 million and negative cash flow from operations of $159 million and $37 million. At December 31, 2000 and March 31, 2001, the Company had an accumulated deficit of approximately $320 million and $357 million.

   The Company intends to pursue new enterprise and other arrangements to increase its revenues and cash flow. The Company has also taken and intends to take further steps to reduce expenses. Steps already taken include targeting sales and marketing expenditures on channels with low acquisition cost per member, consolidation of sales offices and a realignment and reduction of its workforce. In an effort to further improve liquidity, the Company is currently negotiating with lenders to borrow against its receivable from Delta and has signed a binding memorandum of agreement with @viso as described in Note 5.

   In connection with the binding memorandum of agreement, the Company has borrowed $15 million from PeoplePC N.V. under a term loan due May 23, 2001. On April 2, 2001, @viso agreed to execute the Definitive Documents (as described in
Note 5) and to consent to PeoplePC N.V. extending further loans (up to $10 million) under similar terms as the $15 million term loan.

   The Company made two additional borrowings from PeoplePC, N.V. The first borrowing was in the amount of $6 million, under a term loan due July 18, 2001. The second borrowing was in the amount of $4 million, under a term loan due
July 27, 2001. The other terms of the loan are identical to the terms of the $15 million loan described above. If the Definitive Documents are not executed prior to the due date of the term loans the Company may not be able to repay them.

   While management does not anticipate that this will be an issue, in the event that revenues from new enterprise agreements and new products and services combined with expense reductions are not sufficient to meet the Company's obligations, the Company may need to seek additional financing. There can be no assurance that such additional financing will be available or will be available on terms acceptable to the Company, which, as a result, could have a material adverse effect on the Company's business operating results and financial condition.

   Unaudited Interim Results

   The accompanying unaudited interim condensed consolidated financial statements of PeoplePC, Inc., a Delaware corporation, for the three months ended March 31, 2001 reflect all adjustments (consisting of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with generally accepted accounting principles of interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   These financial statements should be read in conjunction with our annual audited financial statements for the year ended December 31, 2000, which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission.

   Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

   Revenue recognition

   Revenues and the related cost of revenues for the initial membership package, which includes the personal computer, cost of shipping the personal computer system, internet access for three years, in-home warranty and participation in a member commerce program, are deferred and recognized over the three-year term of the membership agreement.

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

   In some instances, and in an effort to aggressively enroll new members to build its brand, as well as to develop new channels of distribution, the Company has offered pricing of its memberships and services that was less than its total current and estimated future costs (primarily the cost of providing Internet access and email services) of performing under its membership agreements, resulting in an estimated gross margin loss over the life of the contract. As a result, the Company is required to accrue for the estimated loss related to this acquisition discount during the membership period. These amounts will be amortized over the life of the membership as an offset to future expenses. The Company has recorded a net acquisition discount of $2.5 million and $1 million for the three months ended March 31, 2000 and March 31, 2001, respectively. The provision and related amortization is reflected in cost of membership revenues earned on the income statement and included with the related net deferred revenue on the balance sheet.


   Segment information

   The Company reports segment data based on the management approach which designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable operating segments. During all periods presented, the Company operated in a single business segment. Long-lived assets and revenue are mainly located or generated in the United States.

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

   Antidilutive securities not included in net loss per share calculation for the periods:


                                 Three Months Ended
                                   March 31, 2000     March 31, 2001
                                 -------------------  ---------------
                                     (unaudited)        (unaudited)

  Non vested common stock......        8,240,030          4,401,194
  Common stock options.........        7,516,250         14,247,457
  Warrants.....................          500,000          2,857,500
  Convertible preferred stock..       53,816,514                 --
                                      ----------         ----------
                                      70,072,794         21,506,151
                                      ==========         ==========



2. COMMITMENTS

   Purchase commitments

   The Company relies on Ingram Micro (the "Distributor") to provide some of its computer products, maintain inventory, process orders, prepare merchandise for shipment and to distribute its products to customers in a timely and accurate manner. The Distributor purchases inventory from a computer manufacturer ("the OEM") on behalf of the Company based on sales projections made by the Company. The Company takes title to the equipment just prior to shipment to the customer. The Company is obligated to purchase inventory held by the Distributor purchased on its behalf. At December 31, 2000 and March 31, 2001, the Company had approximately $1.5 million and $4.0 million in noncancelable purchase commitments with the Distributor.

   In 1999, the Company recorded a provision of $15.6 million relating to the cost of resolving any potential dispute over non-conforming computers. During 2000, the Company reached an agreement with Ingram Micro to liquidate the non-conforming computers, following which the Company will split the losses associated with these computers so that it bears half of the loss and Ingram Micro bears half of the loss. As a result of this agreement, the Company has reduced the provision by $8 million (included in other operating expenses) in 2000. In early 2001, the Company has reached a final settlement with Ingram Micro and paid its share of the loss. As a result of that settlement, the Company released a portion of the remaining provision related to the Distributor (included in other operating expenses). A $1 million provision remains which the Company believes will be sufficient to cover its share of any further claim from the OEM.

   As of December 31, 2000 and March 31, 2001, the Company is also obligated to purchase approximately $25.8 million and $1.0 million of products from IBM. The Company expects to sell all products that it has committed to purchase from the Distributor and IBM.

3. Borrowings under line of credit

   In July 2000, the Company entered into a credit agreement with a bank providing for a $50 million revolving credit facility maturing in July 2001. Financing under this facility is only available for the purpose of factoring receivables owed to the Company by Ford. Amounts borrowed under the credit agreement will bear interest at variable rates, including, as one of the rate options, LIBOR plus 60 basis points. The Company is required to pay fees to the lender for the loan commitment and for underwriting and structuring. The obligations under the credit agreement will be secured by all accounts receivable under the agreement with Ford Motor Company, Inc. The availability of loans under the credit agreement is subject to usual and customary closing conditions, as well as to a borrowing base based on a percentage of invoiced receivables under the Ford agreement meeting specified eligibility requirements. At December 31, 2000 and March 31, 2001, the eligible receivable from Ford was approximately $10.2 million and $5.1 million. The credit agreement also includes normal and customary covenants for transactions of this type, including maintenance of corporate existence, properties and rights, performance of obligations, various notice and information provisions, compliance with laws and certain contracts, limitation on indebtedness, limitation on liens, limitation on mergers and other fundamental changes, limitation on investments and acquisitions, limitation on transactions with affiliates, and limitations on restrictive agreements. As of December 31, 2000 and March 31, 2001, the Company had a balance of $5.2 million and $4.9 million outstanding in regard to this credit facility (net of issuance cost of $633,000 and $362,000). An amount of $272,000 of issuance cost was amortized during the three months ended March 31, 2001. The interest rate at March 31, 2001 was 8.0%.

4. Warrant

   In February 2001, the expiration date of the warrant granted to Ford Motor Company to purchase 2,857,500 of the Company's common stock at $10 per share was extended for a period up to 29 months.

5. Minority Interest

   At December 31, 2000, minority shareholders hold preferred stock in PeoplePC N.V., a Dutch company, with a par value of EUR.01 as follows:


             Series       Shares        Proceeds
           Authorized   Outstanding

      A    100,000,000   11,666,667   $35,000,000
      B     50,000,000    5,000,000    15,000,000
           -----------   ----------   -----------
                                      $50,000,000
                                      ===========


   In connection with the issuance of series B preferred stock and series A preferred stock to @viso Limited (a UK company), PeoplePC N.V. granted Softbank Capital Partners LP a warrant to acquire 2,380,952 shares of Series A Preferred Stock, with an aggregate exercise price of $7,142,857. The warrant will be exercisable and must be exercised (i) at the request of PeoplePC N.V., but no sooner than six months after the Closing Date or (ii) immediately prior to (a) an acquisition, sale or merger of or by PeoplePC N.V. resulting in a change in control of PeoplePC N.V., (b) a merger of PeoplePC N.V. with and into the Company, or acquisition of all of PeoplePC N.V. assets or shares by the Company or (c) PeoplePC N.V.'s initial public offering, on terms and conditions stated in the agreement ("liquidity events"). The warrant may not be exercised after the earlier of (a) fifteen business days following a request by PeoplePC N.V. that Softbank exercise such right and (b) the occurrence of a liquidity event.

   On February 16, 2001, the Company signed a binding memorandum of agreement with PeoplePC N.V., @viso, Softbank Capital Partners LLC and Softbank Technology Ventures (SOFTBANK). The definitive documents implementing the agreement are currently being drafted. When executed, the agreement will entitle @viso to sell all or a portion of its shares of PeoplePC N.V. to the Company in exchange for PeoplePC stock. Under this arrangement @viso is entitled to receive between approximately 13.8 million and 29.1 million shares of PeoplePC common stock based on a formula and the date of exchange. SOFTBANK is entitled to exercise its warrant to purchase convertible preferred stock in PeoplePC N.V. Once the warrant is exercised, SOFTBANK will be entitled to sell all or a portion of its shares of PeoplePC N.V. to the Company in exchange for PeoplePC stock. Under this arrangement SOFTBANK Capital Partners LP is entitled to receive between approximately 1.9 million and 3.5 million shares of PeoplePC common stock based on a formula and the date of exchange. These put options will terminate in 2006. In addition, the memorandum provided for a 90-day term loan of $15 million to the Company. Upon the execution of the Definitive Documents contemplated by the memorandum, the loan will convert to a demand note and, at the same time, management of PeoplePC N.V. will be authorized to make further loans to PeoplePC for general corporate and working capital purposes.

6. Subsequent events

   On April 2, 2001, @viso agreed to execute the Definitive Documents by May 15, 2001 (prior to the expiration of the term loan) and consented to the extension of additional loans (up to an additional $10 million) to the Company by PeoplePC N.V. under similar terms as the $15 million loan. The Company subsequently drew on this additional line of credit in the amounts of $6 million and $4 million, under terms identical to that of the $15 million loan.

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

   We currently operate principally in the United States, the United Kingdom, France and Singapore. We have established foreign subsidiaries to support our international operations.

   PeoplePC UK, our European operating subsidiary, began distributing products to Vivendi Universal employees in France in January 2001. Planning is underway to extend the program to Vivendi employees in seventeen further countries including the United Kingdom, Germany and the United States. The Vivendi program is open to all employees of Vivendi for a nominal employee co-payment, while the remainder of the program expenses are subsidized by Vivendi. We receive payment for the entire membership package from Vivendi when the package is sold to a Vivendi employee.

PeoplePC hosts and maintains a web site for Vivendi employees participating in the program.

   In February 2001, we commenced rolling out the Model E Program to up to 15,000 employees of Ford's affiliate, Hertz Corporation. We also began to offer our program on a non-subsidized basis to employees of Ford's Certified Blue Oval Program dealers.

   The rollout of the Ford program is substantially complete in the United States. Recently, Ford decided to defer expansion of the program in countries outside the United States until at least the fourth quarter of 2001. The Company believes that while this may impact gross revenues, the deferment will have an ultimately beneficial impact on the Company's cash position and margins over the balance of the year.

   In the event that Ford does not go forward with the rollout of the program beyond the fourth quarter of 2001, or were to go forward without PeoplePC, gross revenues from Ford in future years may fall short of original projections. PeoplePC and Ford are continuing to discuss PeoplePC's role in the program.

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


   Results of Operations

   Three months ended March 31, 2001 and March 31, 2000

   Revenues

   Membership Revenues Earned. Membership revenues earned include membership revenues, related shipping revenues, revenues from PeoplePC Online memberships, and recognition of membership revenues previously deferred. Gross membership revenues increased 110% to $71.0 million for the three months ended March 31, 2001 from $33.8 million for the three months ended March 31, 2000. Revenues recognized from our online program included in gross membership revenues increased by 129% to $1.8 million for the three months ended March 31, 2001 from $785,000 for the three months ended March 31, 2000. Because we recognize membership revenues over the 36-month term of the membership agreement, $66.7 million of membership revenues were deferred for the three months ended March 31, 2001, while $31.1 million were deferred for the three months ended March 31, 2000. Membership revenues include the recognition of $30.3 million and $1.9 million in revenues previously deferred for the three months ended March 31, 2001 and March 31, 2000, respectively.

   Other Revenues. Other revenues consist of sales of peripherals and the incremental cost of upgrades, the related shipping revenues and revenues from merchants, content partners and suppliers. Other revenues decreased by 15% to $2.8 million for the three months ended March 31, 2001, of which $2.1 million was related to the sale of upgrades and peripherals. For the three months ended March 31, 2000, other revenues were $3.3 million, all of which were related to the sales of upgrades and peripherals. The decrease in other revenues is primarily due to the fact that no peripherals or upgrades are offered under the Vivendi program.

  Cost of Revenues

   Cost of Membership Revenues Earned. Cost of membership revenues earned consists primarily of the cost of the basic system hardware and software, fulfillment and shipping costs and our cost of providing members with Internet connectivity. Cost of gross membership revenue increased by 92% to $65.7 million for the three months ended March 31, 2001 from $34.3 million for the three months ended March 31, 2000. Because we recognize system hardware and software cost of revenues over the 36-month term of the membership agreement, $57.6 million of cost of membership revenues was deferred, while $28.2 million of cost of revenues was deferred for the three months ended March 31, 2000. Cost of membership revenues earned included the recognition of $28.5 million and $1.7 million in costs previously deferred for the three months ended March 31, 2001 and March 31, 2000, respectively. The amount of Internet service provider expense in cost of membership revenue is $6.6 million and $1.9 million for the three months ended March 31, 2001 and March 31, 2000, respectively. Cost of revenues for the three months ended March 31, 2001 also includes a net provision of $1 million for the amount by which our estimated membership revenue exceeds the related current and future cost of membership, a decrease of 60% from $2.5 million for the three months ended March 31, 2000.

   Cost of Other Revenues. The cost of other revenues for the three months ended March 31, 2001 decreased by 58% to $1.4 million from $3.3 million for the three months ended March 31, 2000. Cost of other revenues primarily consists of the cost of printer and monitor peripherals, the incremental cost of upgrades, and the related shipping expense. Cost of other revenues also includes incidental costs incurred such as restocking fees. These costs are not significant for the periods reported. The decrease in cost of other revenues is primarily due to the fact that no peripherals or upgrades are offered under the Vivendi program.

  Operating Expenses

   Sales and Marketing. Sales and marketing expenses include fees paid to third-party advertising sales agents, sales support functions, travel and related expenses and related salaries and benefits. Sales and marketing costs are expensed in the period incurred. Sales and marketing expenses decreased by 52% to $7 million for the three months ended March 31, 2001, $5.2 million of which was related to fees paid for third-party advertising. For the three months ended March 31, 2000, sales and marketing expenses were $14.6 million, all of which were related to fees paid for third-party advertising. Sales and marketing expenses exclude the amortization of deferred stock-based compensation of $1.2 million and $2.7 million for the three months ended March 31, 2001 and March 31, 2000, respectively. We have shifted the focus of our sales and marketing program to more efficient enterprise and affinity channels and more effective targeted marketing. As a result, we expect sales and marketing expenses to decrease in absolute dollars and as a percentage of revenues.

   General and Administrative. General and administrative expenses include payroll and related expenses for management and administrative personnel, expenses related to maintaining member relations, facilities costs, professional service fees, travel and other general corporate expenses. General and administrative expenses increased by 170% to $26.8 million for the three months ended March 31, 2001 and included approximately $496,000 of facilities expense and $7.7 million paid to outside consultants, contractors and other professionals for services rendered. For the three months ended March 31, 2000, general and administrative expenses were $9.9 million including approximately $523,000 of facilities expense and $5.6 million paid to outside consultants, contractors and other professionals for services rendered. General and administrative expenses excluded stock-based compensation amounting to $4.6 million and $4.0 million for the three months ended March 31, 2001 and March 31, 2000, respectively. We do not anticipate a significant increase in general and administrative expenses, and we expect general and administrative expenses as a percentage of revenues to decrease.

   Other operating expenses. For the period ended March 31, 2001, other operating expenses consists of a credit adjustment to a loss reserve established in 1999 to cover any potential exposure related to non-conforming computers held on our behalf by our distributor in the amount of $3.4 million and other operating expenses of $1.5 million.

   Net interest income and other expenses

   Net interest income and other mainly consists of interest income and interest expense. Interest income from cash equivalents and restricted cash were $490,000 for the three months ended March 31, 2001. Interest expenses related to Chase Manhattan Bank's line of credit were $799,000 for the three months ended

March 31, 2001. Net interest income and other expenses for the three months ended March 31, 2000 consisted of $643,000 of interest income.

   Minority Interest

   The minority interest represents the amount of consolidated net loss attributable to the minority shareholders in PeoplePC Europe N.V.

   Income Taxes

   As a result of our operating losses and the uncertainties related to our ability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income tax for the three months ended March 31, 2001. We have provided a full valuation allowance on our deferred tax assets.

   Net Loss

   Net loss for the three months ended March 31, 2001 increased 7% to $36.2 million from $33.8 million for the three months ended March 31, 2000. For the three months ended March 31, 2001, $603,000 of net loss was attributable to cost of revenues exceeding revenues, $5.8 million was attributable to the amortization of deferred stock-based compensation, and $1.0 million was attributable to a provision for acquisition discounts. For the three months ended March 31, 2000, $3.2 million of net loss was attributable to cost of revenues exceeding revenues, $6.7 million was attributable to the amortization of deferred stock-based compensation, and $2.5 million was attributable to a provision for acquisition discounts.


   Liquidity and Capital Resources

   As of March 31, 2001, our sources of liquidity consisted of $49.4 million in cash and cash equivalents, including $17.1 million in restricted cash. Our net accounts receivable balance as of March 31, 2001 was $40.8 million.

   Net cash used in operating activities was $37.3 million for the three months ended March 31, 2001. Cash provided by operating activities for this period consisted primarily of membership fees. Cash used in operating activities for these periods consisted primarily of advertising expenses, costs of our computer systems and peripherals, payroll and other employee-related expenses, and a decrease in accrued liabilities.

   Net cash provided by investing activities was $4.6 million for the three months ended March 31, 2001. Net cash provided by investing activities for this period consisted primarily of a decrease of $5.8 million in accounts collateralizing letter of credit agreements (primarily securing future inventory purchases) and an increase of $1.2 million for the purchase of property and equipment.

   Net cash used in financing activities was $524,000 for the three months ended March 31, 2001, and consisted primarily of the decrease of borrowing under line of credit.

   We currently rely on MBNA America Bank, N.A. to provide a line of credit with 36 monthly payments to qualified members who wish to finance their membership package. The agreement is structured as an unsecured line of credit directly between MBNA and the member. We receive the present value of the membership package. The lines of credit extended by MBNA are non-recourse to PeoplePC. We are not involved in the approval, funding or collection of current or past due payments on the loan. Members may also finance upgraded monitors, printers and shipping charges or they may use a credit card, which is charged directly by us. Members who finance the purchase price of their membership packages make their monthly payments directly to MBNA. MBNA allows members to prepay their loan in part or in whole at any time without penalty.

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

   Except where we contract directly with equipment manufacturers, we rely on Ingram Micro to distribute computer systems and peripherals from our suppliers to our customers. Our computer suppliers ship their products directly to Ingram Micro's distribution centers around the country. When a customer application is approved, products are picked from inventory, packed and shipped to our customers from the distribution center closest to the shipping address. Ingram Micro purchases inventory on our behalf based on sales projections made by us. We are obligated to purchase inventory held by Ingram Micro purchased on our behalf. Our agreement with Ingram Micro expired on December 31, 2000, and was renewed for a one-year term by mutual written consent of the parties. At March 31, 2001, we had approximately $4.0 million in noncancelable purchase commitments with Ingram Micro.

   During 1999, Ingram Micro purchased on our behalf approximately 29,000 computers from Toshiba, which proved to be non-conforming. We recorded a provision of $15.6 million relating to the cost of resolving any potential dispute over such non-conforming computers. During 2000, we reached an agreement with Ingram Micro to liquidate the non-conforming computers and to split the parties' combined losses equally. As a result of this agreement, we have reduced the provision by $8 million. In early 2001, we reached a final settlement with Ingram Micro and paid our share of the loss. As a result of that settlement, we have reduced the remaining provision (included in other operating expenses) to $1 million. We believe the $1 million will be sufficient to cover our share of a potential claim from the OEM.

   In June 2000, we formed a European subsidiary, PeoplePC Europe N.V., a Netherlands corporation. We and PPC Europe entered into financing and related agreements with @viso Limited, a partnership of SOFTBANK Corp., a Japanese company, and Vivendi Universal S.A., a French corporation. In the financing, PPC Europe received $50.0 million from @viso payable over a two month period beginning on the closing date in exchange for 35% of PPC Europe's outstanding capital stock in the form of convertible preferred stock, and we retained 65% of PPC Europe's outstanding capital stock in the form of common stock. We received our 65% interest in exchange for our grant of an exclusive license to use and exploit our technology and brand in Europe. We have retained the rights to our technology and brand in the rest of the world. The financing closed in July 2000. In addition, PPC Europe issued a warrant to acquire convertible preferred stock to SOFTBANK Capital Partners LP representing 5% of PPC Europe's shares outstanding as of the closing of the financing. PPC Europe has the exclusive right and obligation to fulfill, market and sell PeoplePC products to and receive buyer's club revenues from European members including the European employees of enterprises such as Ford and Delta. We have comparable rights worldwide, including with respect to any enterprise agreement entered into by PPC Europe with a European multinational operation. PPC Europe will pay us, and we will pay PPC Europe $100 for each member acquired in our respective territories as a result of the other party entering into an enterprise agreement. @viso has the right to designate two board members for PeoplePC Europe and we have the right to designate the chief executive officer and the remaining five board members (including the chief executive officer who serves on the board). One of the @viso designated board members must vote to approve transactions outside the ordinary course of business.

   Under a binding memorandum of agreement signed on February 16, 2001, @viso is entitled to sell all or a portion of its shares of PeoplePC Europe to us in exchange for PeoplePC stock. Under this arrangement, @viso is entitled to receive between 13,750,000 and 29,146,132 shares of PeoplePC common stock based on a formula and the date of exchange. SOFTBANK Capital Partners LP is entitled to exercise its warrant to purchase convertible preferred stock in PeoplePC Europe. Once the warrant is exercised, SOFTBANK Capital Partners LP will be entitled to sell all or a portion of its shares of PeoplePC Europe to us in exchange for PeoplePC stock. Under this arrangement, SOFTBANK Capital Partners LP will be entitled to receive between 1,850,000 and 3,481,928 shares of PeoplePC capital stock based on a formula and the date of exchange.

   The memorandum agreement contemplates that definitive documents will be negotiated and executed, implementing the agreements in the memorandum of agreement. At such time as the definitive documents are executed, PeoplePC will acquire additional control over PeoplePC Europe, free of certain restrictions contained in the PeoplePC Europe Articles of Association and a related shareholder agreement.

   Pursuant to the memorandum of agreement, we borrowed $15 million from PeoplePC Europe in February 2001. This note will automatically come due on May 23, 2001, unless the definitive documents have been executed by this date. If the definitive documents are executed by this date, the note will remain a demand note. Because PeoplePC will control the board of directors of PeoplePC Europe, PeoplePC will be able to control the date of maturity of the note. PeoplePC Europe will also have the power to make further loans to PeoplePC, free of structural or contractual restrictions, thus allowing use of PeoplePC Europe assets for the combined benefit of the two companies. On April 2, 2001, @viso agreed to execute the definitive documents by May 15, 2001 and to consent to the extension of further loans by PeoplePC Europe up to a maximum of an additional $10 million under similar terms as the loan mentioned above.

   PeoplePc N.V. has made two additional loans to PeoplePC. The first, in the amount of $6 million, comes due on July 18, 2001; the second, in the amount of $4 million, comes due on July 27, 2001. Both loans will become demand notes if the definitive documents are executed before the maturity date. The other terms of such loans are identical to the terms of the $15 million loan described above.

   In July 2000, we entered into a credit agreement with The Chase Manhattan Bank providing for a $50 million revolving credit facility maturing in July 2001. The facility may only be used in connection with the financing of receivables owed to the Company by Ford. Amounts borrowed under the credit agreement will bear interest at variable rates, including as one of the rate options LIBOR plus 60 basis points. We are required to pay fees to the lender for the loan commitment and for underwriting and structuring. Our obligations under the credit agreement will be secured by all accounts receivable under our agreement with Ford. The availability of loans under the credit agreement is subject to usual and customary closing conditions, as well as to a borrowing base based on a percentage of invoiced receivables under the Ford agreement meeting specified eligibility requirements. As of March 31, 2001, the eligible receivable from Ford was approximately $5.1 million. The credit agreement also includes normal and customary covenants for transactions of this type, including maintenance of corporate existence, properties and rights; performance of obligations; various notice and information provisions; compliance with laws and certain contracts; limitation on indebtedness; limitation on liens; limitation on mergers and other fundamental changes; limitation on investments and acquisitions; limitation on transactions with affiliates; and limitations on restrictive agreements. As of March 31, 2001, there was a net balance of $ 4.9 million outstanding in regard to this credit facility.

   In addition to the proceeds from our initial public offering, we may need to raise additional capital to fund our future operations because we expect to incur operating and net losses until at least 2003. We currently anticipate that the combination of our available funds as of March 31, 2001, our credit facility, the collection or financing of short term accounts receivable and other available sources of borrowed funds will be sufficient to meet our anticipated needs through the end of the year.

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

   The non-cancelable purchase commitments at March 31, 2001 included approximately $4.0 million to Ingram Micro and approximately $1.0 million to IBM pursuant to a direct shipment program entered into with IBM. In the ordinary course of our business we make commitments to purchase computers in order to make timely deliveries to new members as they sign up for our membership package. However, we normally pay for the computers no sooner than two days after the time of shipment to the member, although we are required to maintain a deposit at Ingram Micro, adjusted weekly, equal to approximately 25% of outstanding purchase orders and unshipped inventory. On March 31, 2001, this deposit amounted to approximately $1.1 million.

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

   Based on our average outstanding credit balance and the fact that we hold no derivative instruments and do not earn significant foreign sourced income, changes in interest rates or currency exchange rates do not generally have a significant effect on our financial position. Foreign currency exchange rates, however, may affect the cost of our personal computers, printers and monitors purchased from our foreign suppliers, thereby indirectly affecting consumer demand for our products and our net revenues. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would also be affected by such changes.

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

   We were incorporated in March 1999 and began selling our products and services on a commercial basis in October 1999. We have a limited operating history and, therefore, limited historical data or operating history upon which to base our forecasts. As a result, it is difficult to evaluate or predict our future business prospects. As of March 31, 2001, we had approximately 430,000 members who have purchased our products and services. However, our business model requires us to increase our membership rapidly. In addition, our business depends on deriving future revenues from payments made to us by merchants who have entered into agreements to participate in our member commerce program. To date, we have not generated significant revenues from our member commerce program and we may not generate such revenues in the future.

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

   We have established an agreement with MBNA America Bank, N.A. to provide a line of credit with up to 48 monthly payments to qualified members who wish to finance their membership fees. Our agreement may be terminated by MBNA upon 90 days notice or by us upon 90 days notice after we have submitted a predetermined number of credit applications to MBNA. Either party may terminate our agreement for a material breach following a 45-day cure period. Prior to our relationship with MBNA, we relied on another financial institution to provide credit to our members. We experienced significant difficulties with this institution in administering and implementing our member financing program, which caused delays in providing financing to our members for the purchase of our products and services. While we were not materially affected by these delays because our business was then in its preliminary stage of development, if our members experience delays in the future in purchasing our products and services because they are unable to obtain financing in a timely manner from MBNA, our growth would be slowed.

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

From time to time, we may enter into agreements with computer suppliers providing for the supplier to direct ship to our members. If the supplier is unable or unwilling to supply sufficient numbers of laptop computers or desktop computers to meet our requirements, or fails to ship our orders on a timely basis, our reputation and our revenues may be harmed. In the past, we have experienced problems with shipment of computers and people have cancelled their memberships.

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

   We rely on third parties, including Compaq and Hewlett-Packard, to supply computer systems to Ingram Micro for distribution to our customers. We work actively with Ingram Micro and third party computer suppliers to identify the types of computers, the specifications and prices of the computers that will be offered to our members. In addition, we currently rely on HP to supply computer systems directly to our customers. These computer systems comprise an important part of our membership package. In the future, we may rely on these and other suppliers to provide our systems either directly to us or to Ingram Micro for distribution to our customers. If existing suppliers cannot or will not provide the products we require either directly to us or to Ingram Micro at commercially reasonable prices and reasonable payment terms and we are not able to find suitable alternative suppliers, our business would be harmed. Moreover, we may not be able to monitor or control effectively the quality of the computers manufactured by our suppliers or the speed and accuracy of their distribution. Low-quality products, slow distribution or similar inadequacies may harm our reputation and brand name, and demand for our products would decline. In addition, we may need to spend money and expend other resources to remedy these problems. For example, in 1999 Ingram Micro received a shipment of computers from one of our suppliers for distribution to our members that did not conform to product specifications. In early 2001, we reached a final settlement with Ingram Micro and paid our share of the loss. As a result of that settlement, we released a portion of the remaining provision related to the Distributor (included in other operating expenses). A $1 million provision remains which we believe will be sufficient to cover our share of any further claim from the OEM. If we experience similar difficulties with Ingram Micro or other computer suppliers in the future, we could incur losses and be required to expend significant amounts of management's time in handling the resulting disputes.

Our relationships with our enterprise partners are complex. If we are not successful in managing these relationships, our business will be harmed.

   The breadth and complexity of our obligations in employee connectivity and other enterprise deals will require a great deal of effort and coordination to achieve successful execution. In particular, distribution of our products internationally is very complex and difficult to execute. We cannot be certain that we will be able to deliver our products and services under these arrangements on a timely basis. In the event that our relationships with Ford or our other relationships are not successful, we will have spent a great deal of time and resources that may otherwise have been directed to more profitable activities. In addition, customer perceptions, our ability to secure additional enterprise customers and our business will be adversely impacted if we do not meet the expectations of our enterprise partners, Ford, Delta, Vivendi and the National Trades Union Congress.

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

   In the event that Ford does not go forward with the rollout of the program beyond the fourth quarter of 2001, or were to go forward without PeoplePC, gross revenues from Ford in future years may fall short of original projections. PeoplePC and Ford are continuing to discuss PeoplePC's role in the program.

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

   We have incurred a net loss of $66.3 million in the fiscal year ending December 31, 2000 and a net loss of $36.2 million in the three months ending March 31, 2001. We expect to continue to incur operating and net losses until at least 2003, and we may not be able to generate sufficient revenue to achieve profitability. We anticipate that our operating expenses will increase as we:


 .  expand our product and service offerings;
 .  increase our general and administrative functions to support our growing operations;
 . expand our operations outside of the United States; and . develop enhanced technologies and features to improve our Web site.

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

   Our business model allows us to subsidize the cost of selected memberships with merchant and other revenues. We offer aggressive pricing in order to establish customer relationships that we believe will provide the means for longer term profitability. The revenues received from our $24.95 per month offering and our offerings to Ford and Delta employees are less than our current and estimated future cost of providing products and performing under these agreements, without regard to member commerce revenues. Accordingly, we have recorded a loss provision net of amortization of $27.5 million for the fiscal year ending December 31, 2000. For the three months ending March 31, 2001, we recognized a net $1.0 million in amortization of provisions previously taken. This loss provision represents the amount by which our total expected costs exceed our membership revenues determined without regard to member commerce program revenue. We may also be required to recognize additional loss provisions due to the performance of additional enterprise agreements. Unless we are able to build our membership base, brand awareness and member loyalty, we may not be able to improve pricing or eliminate subsidizations to individual members or under enterprise agreements. The recordation of loss provisions in future periods will have a negative impact on operating results and stockholders' equity.

Our gross margins can be significantly affected by the mix of products and services we sell.

   Our gross margins can be significantly affected by the mix of products and services we sell. Although we have not generated significant member commerce program revenues to date, we expect to earn high gross margins, of up to 100% on the revenues related to our member commerce program. Gross margins on sales of memberships, including the bundled hardware and services, are significantly lower and may be negative, because of:


 .  costs related to customer acquisition;
 .  costs of purchasing hardware; and
 .  costs of services provided by our suppliers.

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

   Ingram Micro purchases and HP separately manufactures inventory on our behalf based on sales projections made by us. We are obligated to purchase inventory held by Ingram Micro or manufactured by HP on our behalf. At March 31, 2001, we had approximately $5.0 million in noncancelable purchase commitments with Ingram Micro and HP. Our capital commitments may increase as we obtain additional members under enterprise programs. To the extent we are not able to obtain such financing or payment terms, our capital requirements may increase substantially and our business would be harmed.

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

   In October 1999 we began entering into agreements with merchants to offer products and services to our members through the member commerce program on our Web site. As of March 31, 2001, we had entered into agreements with approximately 104 merchants. Products offered include financial services, entertainment services, travel services, consumer goods and health-related products. We depend on these merchants to provide our members with high- quality products and services as well as a high-quality customer experience. In addition, we strive to enter into agreements with merchants in which merchant products and services are offered to our members at terms more favorable than the terms typically offered. All of our merchant relationships are in their early stages and we cannot be certain that our merchants will provide high-quality products and services on favorable terms. If we are unable to add merchants and renew agreements with existing merchants, or if our merchants do not provide satisfactory products, services and customer experiences for our members on favorable terms, our reputation and our revenues would be harmed.

Our business would be harmed if we are unable to compete effectively.

   The markets for personal computers, Internet access and other online services are highly competitive and we expect competition to intensify in the future. Existing or future competitors may develop or offer products or services that are comparable or superior to ours at a lower price, which could significantly harm our business. While we compete across a variety of markets, all of the markets in which we participate are characterized by an increasing number of entrants. We compete for customers with the following types of companies:


 . vendors that offer product and services bundle that includes a computer, Internet access and customer service in a single offering and provide a multi- year payment plan, such as Gateway;
 . vendors of personal computers that integrate Internet access and service with their products, such as Apple, Compaq, Dell and Gateway; and combinations of computer vendors and Internet service and content
 . providers, such as AT&T, Yahoo, Microsoft, Compaq, Hewlett-Packard, IBM and Toshiba.

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

   We expect our quarterly operating results to vary significantly from quarter to quarter due to a number of factors. Slight variations in the costs of our computer systems, Internet access or our other operating expenses could significantly affect our operating margins in future periods. In addition, because our operating expenses are based on our expectations of future revenues, unexpected quarterly fluctuations in revenue could significantly harm our operating results, particularly if our revenues are lower than anticipated. If our operating results in any future period do not meet the expectations of investors, the price of our common stock could decline. Further, these adverse results could have both short- and long-term effects on our stock price and could affect the long-term viability of our enterprise. Some of the factors that could affect our quarterly and long-term operating results include:


 .  our ability to achieve and maintain a low-cost business model and manage the third-party relationships necessary to do so;
 .  our ability to generate additional revenues from commerce opportunities with our member base;
 .  the popularity of the computer systems we sell;
 .  our key suppliers' ability to manufacture sufficient quantities of the computer systems we offer; and
 . general economic conditions, as well as those specific to the Internet, technology and related industries.

   The foregoing factors are only partially within our control and, in the case of external factors such as general economic conditions and market- specific conditions, are not within our control. Our limited operating history makes it difficult for us to predict trends accurately in our business and to plan our operations accordingly.

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

   The design and production of personal computer components is highly complex. We rely on third-party suppliers to provide us with high-quality products. If any of the personal computers or peripherals we distribute contain defective components, we could experience delays in shipment of these products and increased costs. Further, the design of software is highly complex, and software often contains defects that may be undiscovered for long periods of time. If our third-party software providers fail to design effective software, or if defects in the software or in the personal computer products we distribute are discovered after we have shipped our products in volume, we could be harmed in the following ways:

 . upgrades, replacements or recalls could impose substantial costs on us; . rumors, false or otherwise, could be circulated by the press and other media, which could cause a decrease in sales of our products and services and significant damage to our brand; and
 . our members could file suits against us alleging damages caused by defective products and services.

We expect to amortize significant stock-based compensation that will increase our losses in the future.

   For financial reporting purposes, we have determined that the estimated value of common stock was in excess of the exercise price, which exercise price was considered to be the fair market value as of the date of grant for 21,590,700 options issued to employees through March 31, 2001. In connection with the grant of such options, we have recorded net deferred compensation of $21.7 million during 1999 and $63.5 million during the fiscal year ended December 31, 2000. This stock-based compensation expense will decrease our earnings over the period of amortization. Deferred stock-based compensation will be amortized over the vesting period which is generally 48 months from the date of grant. $3.0 million was expensed in the period ended December 31, 1999 and $43.1 million was expensed in the fiscal year ended December 31, 2000. The balance is expected to be amortized as follows:

                                           Deferred Stock-Based
Period                                     Compensation
------------------                         --------------------
Fiscal Year ending
December 31, 2001                          $17.9 million
2002                                       $ 8.1 million
2003                                       $ 2.8 million
2004 and thereafter                        $ 0.1 million


We incurred a sales and marketing expense of $26.0 million and a dividend of $22.0 million in the fiscal year ended December 31, 2000.

   In April 2000, we raised $49.7 million in gross proceeds from the sale of 9,468,252 shares of series C preferred stock. Ford Motor Company purchased 4,765,650 shares of series C preferred stock in connection with this financing and other investors purchased 4,702,602 shares. Ford also received the right to purchase 1,905,000 shares of common stock in a private placement effected at the closing of our initial public offering at the same price per share as our initial public offering. Ford exercised this right in full. Because Ford exercised this right, Ford also received a warrant to purchase 2,857,500 shares of common stock, exercisable at the same price per share as our initial public offering of $10.000, at any time for a period of 200 days following the date of our initial public offering, August 21, 2000. In February 2001, the expiration date was extended for a period of up to 29 months. In relation to Ford, the value of the right, the warrant and the excess of the value of the common stock into which the series C preferred stock is exercisable over the price paid for the series C preferred stock is $24.5 million, and has been charged to sales and marketing expense in the second quarter of 2000. These rights and equity have been granted to Ford in order to gain access to Ford's employees as potential members and to entice Ford to purchase membership packages. As Ford has no future performance requirements and no minimum purchase commitments with respect to the membership packages, the charge has been expensed when incurred. The series C preferred stock converted into common stock on a 1-to-1 basis upon the closing of our initial public offering on August 21, 2000. In the fiscal year ended December 31, 2000, we incurred a dividend of $22.0 million as a result of a beneficial conversion feature of preferred stock issued to the other investors. This dividend has been calculated as the difference between the price paid by the investors and our initial public offering price per share of $10.00.

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

   Our common stock trades on the Nasdaq National Market, which specifies certain requirements for continued listing of common stock. One of the requirements is that the minimum closing bid price per share of our common stock not be less than $1.00 for a period of 30 consecutive business days. At April 2, 2001, the minimum closing bid price for our common stock had been less than $1.00 for 30 consecutive business days. We have received notice from Nasdaq that our common stock will be delisted from the Nasdaq National Market unless by July 2, 2001, we meet certain listing criteria. We anticipate that we will appeal any determination to delist our common stock from the Nasdaq National Market and will take actions as we deem necessary to attempt to increase our stock price to over $1.00. The result of delisting from the Nasdaq National Market could be a reduction in the liquidity of any investment in our common stock and may have an adverse effect on the trading price of our common stock. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity would make it more difficult for us to raise capital in the future. Delisting could also adversely affect our relationships with vendors and customers.

Our stock price has declined and may continue to be depressed and volatile in the future.

   The stock markets in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations. Since the initial public offering of our common stock, our stock price has declined from its initial public offering price of $10.00 per share in August 2000 to $0.43 per share on May 11, 2001. These factors may seriously impact the market price and volatility of our common stock in the future, regardless of our actual operating performance. We may also be sued in a securities class action law suit, which could be costly, divert our resources and seriously harm our business.

Our principal stockholders can exercise a controlling influence over our business and affairs.

   As of March 30, 2001, our directors, executive officers and 10% or greater principal stockholders together controlled approximately 60.5% of our common stock. In addition, on February 16, 2001, we entered into a memorandum of agreement with certain of our principal stockholders providing them with an option to put shares of PeoplePC Europe N.V. held by them to PeoplePC in exchange for PeoplePC stock. If these options were fully exercised, our directors, executive officers and principal stockholders could control as much as 69.2% of our common stock. If these stockholders acted or voted together, they would have the power to elect our directors and to exercise a controlling influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to take action or omit to take action, even if doing otherwise would benefit our stockholders as a whole.

Substantial future sales of our common stock in the public market may depress our stock price.

   Our stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the future. As of March 30, 2001, 96,891,356 shares were eligible or will be eligible in the future for sale in the public market, in some cases subject only to the volume, manner of sale and notice requirements of Rule 144 of the Securities Act of 1933. In addition, holders of put options pursuant to a memorandum of agreement dated February 16, 2001 may acquire up to 32,628,060 shares of PeoplePC common stock in exchange for shares of PeoplePC N.V. After August 15, 2001, these holders may require PeoplePC to register the shares so they can be sold in the public market. Sales of a substantial number of shares of our common stock could cause our stock price to fall, especially if the trading volume of our stock remains low. In addition, the sale of these shares in the public market could impair our ability to raise capital through the sale of additional stock.

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

Item 2.  Changes in Securities


         Recent Sales of Unregistered Securities

         Under a binding memorandum of agreement signed on February 16, 2001, @viso Limited is entitled to sell all or a portion of its shares of PeoplePC Europe N.V. to us in exchange for PeoplePC stock. Under this arrangement, @viso is entitled to receive between 13,750,000 and 29,146,132 shares of PeoplePC capital stock based on a formula and the date of exchange. SOFTBANK Capital Partners LP is entitled to exercise its warrant to purchase convertible preferred stock in PeoplePC Europe. Once the warrant is exercised, SOFTBANK Capital Partners LP will be entitled to sell all or a portion of its shares of PeoplePC Europe to us in exchange for PeoplePC stock. Under this arrangement, SOFTBANK Capital Partners LP will be entitled to receive between 1,850,000 and 3,481,928 shares of PeoplePC capital stock based on a formula and the date of exchange. These put options will terminate in April 2006. These securities were exempt from registration under Rule 506 of the Securities Act since the sale was to an accredited investors, as defined in Rule 501 of the Securities Act.

Item 3.  Default Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits

                                 EXHIBIT INDEX

--------------------------------------------------------------------------------
  Exhibit                           Description
  Number
--------------------------------------------------------------------------------
   3.1* Certificate of Designation of Rights, Preferences and Privileges of series A preferred stock of PeoplePC
--------------------------------------------------------------------------------
  10.1+ Memorandum of Agreement by and among PeoplePC, PeoplePC Europe N.V., SOFTBANK Technology Venture IV LP, SOFTBANK Technology Advisors Fund LP, @viso Limited, SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and Nick Grouf
--------------------------------------------------------------------------------
  10.2 Promissory Note from PeoplePC Inc. to PeoplePC Europe N.V. dated February 22, 2001
--------------------------------------------------------------------------------

* Incorporated by reference to previously filed exhibit to the Annual Report on Form 10-K (File No. 000-31299) of PeoplePC Inc. on April 2, 2001
+ Incorporated by reference to previously filed Annex A to the Schedule 14A Information Proxy Statement (File No. 000-31299) of PeoplePC Inc on April 30, 2001.
--------------------------------------------------------------------------------

         Reports on Form 8-K
         None

                                   SIGNATURE


Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of San Francisco, State of California, on May 15, 2001.

                                    PEOPLEPC, INC

                                    By: /s/      NICK GROUF
                                       ----------------------------------------
                                                 Nick Grouf
                                                 President and Chief
                                                 Executive Officer

                                    By:  /s/      MICHAEL GLOGOWSKI
                                       ----------------------------------------
                                                  Michael Glogowski
                                                  Acting Chief Financial
                                                  Officer