Form 10-Q
period 2001-06-30
PEOPLEPC INC
filed 2001-08-14
CIK 1109551

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

                                  (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934.


                 For the quarterly period ended June 30, 2001
                 --------------------------------------------
                                      OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding as of August 9, 2001 is 114,331,822.

                                 PEOPLEPC INC.
                                   FORM 10Q
                                     INDEX

PART I.       FINANCIAL INFORMATION
Item 1.            Condensed consolidated Financial Statements
            Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December 31,                         3
                   2000
            Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30,
                   2000 and 2001 (unaudited)                                                                               4
            Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30,
                   2000 and 2001 (unaudited)                                                                               5
            Notes to Condensed Consolidated Financial Statements (unaudited)                                               6
Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                         10
Item 3.     Qualitative and Quantitative Disclosure about Market Risk                                                     16

PART II.      OTHER INFORMATION
Item 1.     Legal Proceedings                                                                                             31
Item 2.     Changes in Securities and Use of Proceeds                                                                     31
Item 4.     Submission of Matters to a Vote of Security Holders                                                           31
Item 5.     Other information                                                                                             31
Item 6.     Exhibits and Reports on Form 8-K                                                                              31

SIGNATURES

                                 PEOPLEPC, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)

                                                                                              June 30,      December 31,
                                                                                                2001            2000
                                                                                                ----            ----

                      ASSETS                                                                   (Unaudited)
Current Assets:
  Cash and cash equivalents                                                                      $  23,377      $  65,493
  Restricted cash                                                                                    5,215         22,954
  Accounts receivable, net of allowance for doubtful
    accounts of $5,700 and $3,500 as of June 30, 2001
    and December 31, 2000, respectively                                                             16,757         41,864
  Prepaid expenses and other current assets                                                          2,479          2,177
                                                                                                 ---------      ---------

 Total current assets                                                                               47,828        132,488
Accounts receivable, long-term                                                                       1,880         11,589
Retained Interest in Accounts Receivable                                                             2,161
Property and equipment, net                                                                          8,213          7,688
Capitalized web site development costs, net                                                            453            674
Deposits and other assets                                                                              747            592
                                                                                                 ---------      ---------

 Total assets                                                                                    $  61,282      $ 153,031
                                                                                                 =========      =========


             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                               $  18,630      $  23,745
  Accrued and other liabilities                                                                     15,288         39,193
  Borrowing under line of credit                                                                         0          5,176
  Current portion of deferred revenues, net                                                         28,135         19,047
                                                                                                 ---------      ---------

 Total current liabilities                                                                          62,053         87,161
Other long term liabilities                                                                          1,195
Deferred revenues, net                                                                              21,916         28,121
                                                                                                 ---------      ---------

 Total liabilities                                                                                  85,164        115,282
                                                                                                 ---------      ---------

Commitments (Note 2)

Minority interest in consolidated subsidiaries                                                      42,014         46,700
                                                                                                 ---------      ---------

Stockholders' deficit:
    Common stock: $0.0001 par value; 500,000 shares authorized; 115,486 and 115,159 shares
      issued, and 114,183 and 114,905 shares outstanding at June 30, 2001 and December 31, 2000         11             11
    Additional paid-in capital                                                                     330,918        350,884
    Common Stock in treasury at cost, 1,303 and 254 shares at June 30, 2001 and December 31, 2000     (306)          (280)
    Deferred stock-based compensation                                                              (13,021)       (38,995)
    Receivable from shareholder                                                                       (109)           (73)
    Accumulated other comprehensive income                                                             112
    Accumulated deficit                                                                           (383,501)      (320,498)
                                                                                                 ---------      ---------

 Stockholders' deficit                                                                             (65,896)        (8,951)
                                                                                                 ---------      ---------

 Total liabilities, minority interest and stockholders' deficit                                  $  61,282      $ 153,031
                                                                                                 =========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 PEOPLEPC, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 ----------------------------------------------
                     (in thousands, except per share data)
                                  (unaudited)

                                                               Three Months Ended       Six Months Ended
                                                                    June 30,                June 30,
                                                              --------------------    ---------------------

                                                               2001          2000       2001          2000
                                                               ----          ----       ----          ----
Membership revenues earned                                   $ 40,745      $  8,521   $ 75,251      $  13,072
Other revenues                                                  1,962         2,527      4,789          5,861
                                                             --------      --------   --------      ---------

     Total revenues                                            42,707        11,048     80,040         18,933
                                                             --------      --------   --------      ---------

Cost of membership revenues earned                             33,073        11,217     69,587         18,989
Cost of other revenues                                          4,110         2,566      5,532          5,870
                                                             --------      --------   --------      ---------

     Total cost of revenues                                    37,183        13,783     75,119         24,859
                                                             --------      --------   --------      ---------

Gross profit (loss)                                             5,524        (2,735)     4,921         (5,926)
                                                             --------      --------   --------      ---------

Operating expenses:
  Sales and marketing (inclusive of stock-based
    compensation of $7 and $1,208 and $4,868 and
    $7,590 for the three and six months ended June 30,          5,535        49,211     13,738         66,536
    2001 and 2000, respectively)
  General and administrative (inclusive of stock-based
    compensation of $218 and $4,819 and $8,791 and
    $12,766 for the three and six months ended June 30,
    2000 and 2001, respectively)                               23,821        22,051     55,203         35,935
  Contract cancellation fees                                    2,876             0      2,876              0
  Other operating expenses                                         44             0     (1,829)             0
                                                             --------      --------   --------      ---------

     Total operating expenses                                  32,276        71,262     69,988        102,471
                                                             --------      --------   --------      ---------

Loss from operations                                          (26,752)      (73,997)   (65,067)      (108,397)
Minority interest in net loss of consolidated subsidiaries      1,623             0      4,059              0
Interest (expense)/ income, net                                (1,684)          756     (1,993)         1,399
                                                             --------      --------   --------      ---------

Net loss                                                     $(26,813)     $(73,241)  $(63,001)     $(106,998)
                                                             --------      --------   --------      ---------

Dividend related to beneficial conversion feature of
  preferred stock                                                   0       (18,209)         0        (18,209)
                                                             --------      --------   --------      ---------

Net loss attributable to common stockholders                 $(26,813)     $(91,450)  $(63,001)     $(125,207)
                                                             ========      ========   ========      =========

Basic and diluted net loss per share                         $  (0.24)     $  (2.76)  $  (0.57)     $   (3.79)
                                                             ========      ========   ========      =========

Shares used in computing basic and diluted net loss per
  share                                                       110,732        33,169    110,141         33,068
                                                             ========      ========   ========      =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                PEOPLEPC, INC.
                  CONDENSED CONSOLIDATED STATEMENT CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                               --------
                                                                                                           2001           2000
                                                                                                           ----           ----
Cash flows from operating activities:
Net loss...........................................................................................      $(63,001)     $(106,998)
Adjustments to reconcile net loss to net cash used in
operating activities:
 Depreciation and amortization.....................................................................           678            156
 Amortization of deferred stock-based compensation.................................................         6,027         20,356
 Loss on sale of accounts receivable...............................................................         1,380             --
 Net increase in allowance for doubtful accounts...................................................         2,200            500
 Beneficial conversion feature related to issuance of preferred stock to Ford Motor
   Company.........................................................................................            --         17,943
 Issuance of common stock warrants and rights......................................................            --          8,126
 Minority interest in loss of consolidated subsidiaries............................................        (4,059)            --
 Changes in assets and liabilities:
  Accounts receivable..............................................................................         7,064        (12,209)
  Prepaid expenses and other current assets........................................................          (302)       (16,887)
  Deposits and other assets........................................................................           (64)          (893)
  Accounts receivable, long term...................................................................         9,709             --
  Accounts payable.................................................................................        (5,115)         5,974
  Accrued liabilities..............................................................................       (24,532)        (3,723)
  Deferred revenues................................................................................         2,883         10,076
  Retained interest in accounts receivable.........................................................        (2,161)            --
  Other............................................................................................         1,147           (109)
                                                                                                         --------      ---------
   Net cash used in operating activities...........................................................       (68,146)       (77,688)
                                                                                                         --------      ---------
Cash flows from investing activities:
  Restricted cash..................................................................................        17,739            941
  Purchase of property and equipment...............................................................        (1,526)        (1,573)
  Capitalized web site development costs...........................................................            --            (96)
                                                                                                          --------      ---------
   Net cash provided by (used in) investing
    activities.....................................................................................        16,213           (728)
                                                                                                         --------      ---------
Cash flows from financing activities:
  Sales of accounts receivable.....................................................................        14,463             --
  Proceeds from issuance of common stock...........................................................           104          2,939
  Repurchase of common stock.......................................................................          (139)            --
  Proceeds from issuance of Series C preferred stock, net..........................................            --         49,615
  Payments on borrowings under a line of credit....................................................        (4,723)            --
                                                                                                         --------      ---------
   Net cash provided by (used in) financing
    activities.....................................................................................         9,705         52,554
                                                                                                         --------      ---------
Effect of exchange rate changes on cash and cash equivalents.......................................           112             --

Net decrease in cash and cash equivalents..........................................................       (42,116)       (25,862)
Cash and cash equivalents at beginning of period...................................................        65,493         36,108
                                                                                                         --------      ---------

Cash and cash equivalents at end of period.........................................................      $ 23,377      $  10,246
                                                                                                         ========      =========

Supplemental noncash investing and financing activity:.............................................
 Receivable from stockholders......................................................................      $    109             --
 Interest paid.....................................................................................      $     42             --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                PEOPLEPC, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Business Activities and Summary of Significant Accounting Policies

     Nature of Business

     PeoplePC Inc. (the "Company" or "PeoplePC") provides a membership package that includes a brand-name computer, unlimited Internet access, customer support and an in-home warranty. Members also have the opportunity to benefit from discounts and special offers from merchants who participate in PeoplePC's member commerce program (formerly referred to as the buyer's club). The Company also operates PeoplePC's Online program, which provides consumers who do not wish to purchase a computer with all of the other benefits of a PeoplePC membership for a monthly fee. The Company was incorporated in Delaware on March 2, 1999.

     Basis of Presentation

     The consolidated financial statements include the accounts of PeoplePC and its more than 50% percent owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

     Unaudited Interim Results

     The accompanying unaudited interim condensed consolidated financial statements of PeoplePC Inc., a Delaware corporation, as of June 30, 2001 and for the three months and six months ended June 30, 2001 and June 30, 2000 reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     These financial statements should be read in conjunction with our annual audited financial statements for the year ended December 31, 2000, which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission.

     Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2001.


     Retained Interest in Accounts Receivables

     During May 2001, the Company sold $18.0 million in accounts receivable via its subsidiary PeoplePC Funding, Inc., a qualified special purpose entity, to a financial institution. The Company received $14,463,000 from the financial institution which will be used to fund operations. The financial institution has no recourse to the Company's assets for failure of the debtors to pay when due. The financial institution reserved an overcollateralization amount equal to 13% of the present value of the receivables. After all lender obligations, interest expenses and administrative fees are paid in full, the Company will receive the residual amount represented by the overcollateralization reserve. The Company's retained interests are non-interest bearing and subordinated to investor's interests. Their value is subject to credit risks on the transferred assets. The residual assets amounted to $2.2 million as of June 30,2001.

     Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the transaction was accounted for as a sale and as a result the related accounts receivable have been excluded from the accompanying condensed consolidated balance sheet and the Company recognized a loss on sale of $1.4 million, included in interest expense for the three months ended June 30, 2001.

     Revenue Recognition

     Revenues and the related cost of revenues for the initial membership package, which includes the personal computer, cost of shipping the personal computer system, internet access for the term of the membership, and participation in a member commerce program, are deferred and recognized over the three-year term of the membership agreement for members signed up under enterprise deals and consumers up to May 2001. From May 2001, consumer membership packages include the personal computer, cost of shipping the personal computer system, Internet access for four years and participation in a member commerce program. In addition, consumers can subscribe to an optional extended warranty. Revenues and the related cost of revenues for the personal computer and shipping the personal computer system are recognized once the right of return has elapsed.
     Revenues and the related cost of internet access, the participation in a member commerce program and the extended warranty are deferred and recognized over the four-year term of the membership agreement.

     Revenues from the PeoplePC Online program are recognized monthly. Monthly subscriptions to PeoplePC's online service are renewable each month and the monthly fees are not refundable.

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

     In some instances, and in an effort to aggressively enroll new members to build its brand, as well as to develop new channels of distribution, the Company has offered pricing of its memberships and services that was less than its total current and estimated future costs (primarily the cost of providing Internet access and email services) of performing under its membership agreements, resulting in an estimated gross margin loss over the life of the contract. As a result, the Company is required to accrue for the estimated loss related to this acquisition discount during the membership period. These amounts will be amortized over the life of the membership as an offset to future expenses. The Company recorded a net acquisition discount of $2.1 million for the three months ended June 30, 2000. For the three months ended June 30, 2001, the Company recorded a $6.7 million reversal of acquisition discount previously recognized as a result of a reduction in the estimated costs to provide service over the customer life. The provision and related amortization is reflected in cost of membership revenues earned on the statement of operations and included with the related net deferred revenue on the balance sheet.

     The Company also derives revenue from providing development services on a time and material basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues exclude reimbursable expenses charged to clients.

     Comprehensive Loss

     The Company has adopted SFAS No. 130. "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss was $26.9 million and $73.2 million for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, comprehensive loss was $63.1 million and $107.0 million.

     Deferred Stock-Based Compensation

     Deferred stock-based compensation has been included as a component of stockholders' deficit and is being amortized by charges to operations over the vesting period of the related options, generally 4 years, consistent with the method described in Financial Accounting Standards Board Interpretation ("FIN") No. 28. The Company recognized stock-based compensation of $0.3 million and $5.9 million, net of $4.9 million and $8.1 million reversal of stock-based compensation amortized, related to unvested shares for terminated employees for the three and six months ended June 30, 2001. The Company recorded reductions in deferred stock-based compensation relating to terminated employees of $9.7 million and $19.8 million for the three and six months ended June 30, 2001. As of June 30, 2001, the Company had an aggregate of $13.0 million of deferred stock-based compensation remaining to be amortized.

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

     Net loss per share

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all dilative potential common stock, including options, warrants and preferred stock. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:


                                                           Three Months Ended               Six Months Ended
                                                     June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                                     --------------  --------------  --------------  --------------
                                                                (in thousands, except per share data)
     Numerator:
        Net loss available to common stockholders..       $(26,813)       $(73,241)       $(63,001)      $(106,998)
                                                          --------        --------        --------       ---------

     Denominator:
        Weighted average common shares.............        114,084          41,386         114,084          41,445
        Weighted average unvested common shares
           subject to repurchase...................         (3,352)         (8,217)         (3,943)         (8,377)
                                                          --------        --------        --------       ---------

     Denominator for basic and diluted calculation..       110,732          33,169         110,141          33,068
                                                          --------        --------        --------       ---------

     Basic and diluted net loss per share...........      $  (0.24)       $  (2.76)       $  (0.57)      $   (3.79)
                                                          --------        --------        --------       ---------

     Options, warrants, non-vested common stock and preferred stock were not included in the computation of diluted net loss per share in the periods reported because the effect would be antidilutive.

     Antidilutive securities not included in net loss per share calculation for the periods:

                                                                               June 30, 2001          June 30, 2000
                                                                               -------------          -------------
                                                                                          (in thousands)
     Non vested common stock......                                                   2,933                  7,838
     Common stock options.........                                                  13,909                  10,867
     Warrants.....................                                                   2,857                  5,262
     Convertible preferred stock..                                                      --                 63,285
                                                                                    ------                 ------

                                                                                    19,699                 87,252
                                                                                    ======                 ======

2. Commitments and Contingencies

Leases
------

The Company leases office space under 14 operating leases expiring between 2001 and 2005, of which 2 leases can be renewed in 2004 for an additional period of 5 years. The Company also leases copiers under 2 operating leases expiring in 2005. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Total rent expense under operating leases was approximately $.6 million and $1.1 million and $.2 million and $.5 million for the three and six months ended June 30, 2001 and 2000, respectively.

Purchase commitments

The Company relies on Ingram Micro (the "Distributor") to provide some of its computer products, maintain inventory, process orders, prepare merchandise for shipment and to distribute its products to customers in a timely and accurate manner. The Distributor purchases inventory from a computer manufacturer ("the OEM") on behalf of the Company based on sales projections made by the Company. The Company takes title to the equipment just prior to shipment to the customer. The Company is obligated to purchase inventory held by the Distributor purchased on its behalf. Our agreement with Ingram expired on February 8, 2001. The term of the agreement has not been extended. However, the parties currently continue their business relationship. At June 30, 2001 and December 31, 2000, the Company had approximately $4.7 million and $1.5 million in non-cancelable purchase commitments with the Distributor.

For the three months ended June 30, 2001, the Company paid $2.9 million to cancel contracts with fees for previous purchase commitments. As of June 30, 2001 and December 31, 2000, the Company was obligated to purchase approximately $.1 million and $25.8 million of equipment from an OEM.

Contingencies

In 1999, the Company recorded a provision of $15.6 million relating to the cost of resolving any potential dispute over non-conforming computers. During 2000, the Company reached an agreement with Ingram Micro to liquidate the non-conforming computers, following which the Company will split the losses associated with these computers so that it bears half of the loss and Ingram Micro bears half of the loss. As a result of this agreement, the Company reduced the provision by $8.0 million (included in other operating expenses) in 2000. In early 2001, the Company reached a final settlement with Ingram
Micro and paid its share of the loss. As a result of that settlement, the Company released a portion of the remaining provision for the three months ended March 31, 2001 related to the Distributor, included in other operating expenses. A $1 million provision, included in other long term liabilities, remains which the Company believes will be sufficient to cover its share of any further claim from the OEM.

Employees
---------

The Company has employment agreements and commitments with certain executive officers under which the employees would be entitled to receive severance payment of $1.5 million if their employment were to be terminated under certain conditions.

3. Borrowings under line of credit

In July 2001, the Company's credit agreement with a bank providing for a $50.0 million revolving credit facility expired. Financing under this facility was only available for the purpose of factoring receivables owed to the Company by Ford. The Company paid fees to the lender for the loan commitment and for underwriting and structuring. As of June 30, 2001, the Company had no outstanding balance under this credit facility. The outstanding balance was $5.2 million (net of issuance cost of $0.7 million) as of December 31, 2000. An amount of $0.3 million of issuance cost was amortized during the three months ended June 30, 2001, and the remaining unamortized balance is $0.1 million as of June 30, 2001.

4. Warrant

On February 21, 2001, the expiration date of the warrant granted to the Ford Motor Company to purchase 2.9 million shares of the Company's common stock at $10 per share was extended through September 21, 2003.

5. Minority Interest in Consolidated Subsidiaries

     In June 2000, PeoplePC formed a European subsidiary, PeoplePC N.V., a Netherlands corporation. PeoplePC and PeoplePC N.V. entered into financing and related agreements with @viso Limited ("@viso"), a UK company and a partnership of SOFTBANK Corp. ("SOFTBANK"), a Japanese company and Vivendi Universal S.A. ("Vivendi"), a French corporation. In the financing, PeoplePC N.V. received $50 million from @viso payable over a two month period beginning on the closing date in exchange for its interest in PeoplePC N.V. PeoplePC received a 65% interest in exchange for granting of an exclusive license to use and exploit its technology and brand in Europe. The financing closed in July 2001.

     At June 30, 2001, minority shareholders hold preferred stock in PeoplePC N.V., a Dutch company, with a par value of EUR.01 as follows:

            Series          Shares         Proceeds
          Authorized      Outstanding
                         (in thousands)

     A    100,000     11,667      $35,000
     B     50,000      5,000       15,000
          -------     ------      -------

                                  $50,000
                                  =======


In connection with the issuance of series B preferred stock and series A preferred stock to @viso, PeoplePC Europe N.V. ("PeoplePC Europe") granted SOFTBANK Capital Partners LP a warrant to acquire 2.4 million shares of Series A Preferred Stock, with an aggregate exercise price of $7.1 million. The warrant will be exercisable and must be exercised (i) no sooner than six months after the Closing Date or (ii) immediately prior to (a) an acquisition, sale or merger of or by PeoplePC Europe resulting in a change in control of PeoplePC Europe,
(b) a merger of PeoplePC Europe with and into the Company, or acquisition of all of PeoplePC Europe assets or shares by the Company or (c) PeoplePC Europe's initial public offering, on terms and conditions stated in the agreement ("liquidity events"). The warrant may not be exercised after the earlier of (a) fifteen business days following a request by PeoplePC Europe that SOFTBANK Capital Partners LP exercise such right and (b) the occurrence of a liquidity event.

Under a Put Option Agreement signed on May 30, 2001, @viso is entitled to sell all or a portion of its shares of PeoplePC Europe to us in exchange for PeoplePC stock. Under this agreement, @viso is entitled to receive between approximately 13.8 million and 29.1 million shares of PeoplePC common stock based on a formula and the date of exchange. SOFTBANK Capital Partners LP is entitled to exercise its amended warrant to purchase convertible preferred stock in PeoplePC Europe. Once the amended warrant is exercised, SOFTBANK Capital Partners LP will be entitled to sell all or a portion of its shares of PeoplePC Europe to the Company in exchange for PeoplePC stock. Under this arrangement, SOFTBANK Capital Partners LP will be entitled to receive between approximately
1.9 million and 3.5 million shares of PeoplePC common stock based on a formula and the date of exchange.

As a result of executing the Put Option Agreement, we acquired additional control over PeoplePC Europe, free of certain restrictions contained in the PeoplePC Europe Articles of Association and a related shareholder agreement. In particular, the @viso representatives to the Board of directors of PeoplePC Europe resigned and we acquired control of the board of directors of PeoplePC Europe.

In addition, PeoplePC Europe has the power to make loans to the Company, free of contractual restrictions, thus allowing use of PeoplePC Europe assets for the combined benefit of the two companies.

PeoplePC Europe has made four loans to PeoplePC. The first, in the amount of $15.0 million in February 2001; the second, in the amount of $6.0 million in April 2001; the third, in the amount of $4.0 million in April 2001; and the fourth, in the amount $8.5 million in May 2001. These notes are demand notes. Because the Company controls the board of directors of PeoplePC Europe, the Company has substantial discretion over the timing of demands made under these notes.

6. Related party transactions

During June 2001, the Company entered into negotiations for a contract with SOFTBANK, under which it will perform certain development work on a time and material basis. The Company recognized $0.5 million in revenue for the three months ended June 30, 2001 related to this agreement.

7. Risks and uncertainties

The Company is subject to all of the risks inherent in an early stage company in the Internet access industry. These risks include, but are not limited to, a limited operating history, its ability to raise capital, limited management resources, dependence upon consumer acceptance, Internet-related security risks and the changing nature of the electronic commerce industry. The Company's operating results may be materially affected by the foregoing factors.

The Company has incurred substantial losses and negative cash flow from operations since inception. As of June 30, 2001, the Company has a net capital deficiency of $65.9 million. The Company intends to pursue new enterprise and other arrangements to increase its revenues and cash flow. The Company has also taken and intends to take further steps to reduce expenses. Steps already taken include targeting sales and marketing expenditures on channels with low acquisition cost per member, consolidation of sales offices and a realignment and reduction of its workforce. In an effort to further improve liquidity, in May 2001 the Company sold substantially all of its Delta Airlines, Inc. receivables and has signed an agreement pursuant to which it may sell future Delta receivables. The Company currently expects to continue to fund operating losses,to acquire and retain customers and to restructure agreements. The Company currently expects that its available cash, cash equivalents and cash flows to be generated from operations will be sufficient to meet the targeted cash needs through approximately the end of the year, provided that the Company achieves targeted revenues, efficiencies and cost reductions, restructures certain partnership and other relationships and on a timely basis, completes certain assets sales and collects certain accounts receivables. If the Company is unable to complete any of these actions as scheduled or on the terms currently contemplated, the Company may have to significantly reduce its operations and its business may be adversely affected.

Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company is also subject to unanticipated developments in the short term, such as the entry into agreements that require large cash payments, further deterioration of the Internet access industry or the acquisition of businesses with negative cash flows, which may necessitate additional financing. The Company may seek to raise additional funds through public or private debt, strategic relationships or other arrangements in order to:

   fund its operations and capital expenditures;
   take advantage of favorable business opportunities;
   acquire complementary businesses or technologies;
   develop and upgrade its technology infrastructure;
   reduce outstanding debt;
   develop new product and service offerings;
   take advantage of favorable conditions in capital markets; or respond to competitive pressures.

The capital markets, and in particular the public equity market for Internet companies, have traditionally been volatile. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. The Company cannot assure that the additional financing will be available on favorable terms, or at all. The Company may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or it may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit the Company's operating flexibility.

The Company's common stock trades on the Nasdaq National Market, which specifies certain requirements for continued listing of common stock. One of the requirements is that the minimum closing bid price per share of its common stock not fall below a specified level for an extended period of time. Another is that the market value of a Company's public float (the number of shares in public float times the closing bid price per share) exceed a certain level.

On July 9, 2001, the Company received a notice from the staff of The Nasdaq Stock Market the Company's common stock had failed to maintain the minimum bid price required for continued listing on The Nasdaq National Market. The Company has appealed the staff determination and will have an oral hearing at the end of August 2001 to present it appeal. The result of delisting from the Nasdaq National Market could be a reduction in the liquidity of any investment in its common stock and may have an adverse effect on the trading price of its common stock. Delisting could also reduce the ability of holders of its common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity would make it more difficult for the Company to raise capital in the future. Delisting could also adversely affect the Company's relationships with vendors and customers.

8. Subsequent events

On June 29, 2001, Ford Motor Company agreed to reimburse PeoplePC in the amount of $6.6 million for the costs incurred in preparing for the international roll out of the Ford Program. The payment was received and deposited on July 18, 2001 and will be recorded as a reduction of operating expenses for the three months ended September 30, 2001.

On July 9, 2001, the Nasdaq staff informed the Company that it was not in compliance with Nasdaq's market value of public float requirement, and it has until October 8, 2001 to come into compliance.

In addition, on July 10, 2001, the Company received a notice from the staff of The Nasdaq Stock Market that the Company's common stock had failed to maintain the minimum bid price required for continued listing on The Nasdaq National Market. On July 17, the Company requested a hearing before Nasdaq's Listing Qualification panel. As of the filing date of this Quarterly Report, the Company has submitted its written appeal and expects to make an oral presentation to the Listing Qualification Panel on August 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements that are subject to the assumptions and uncertainties discussed below. A forward-looking statement is any statement that looks to future events, including any projections of earnings, revenues, or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. These statements may be identified by the use of words such as "expect", "anticipate", "estimate", "believe", "intend" and "plan."

Actual results may vary from those projected in the forward-looking statements. If the Company's assumptions about the future do not materialize or prove to be incorrect, the Company's results could differ materially from those expressed or implied by such forward-looking statements.

Specifically, the forward-looking statements contained herein depend on assumptions relating to our ability to enter into new enterprise agreements and expand our membership; our ability to provide consumer financing for the purchase of our products and services; the willingness of third party vendors to provide products and services on acceptable terms; our ability to meet our obligations under enterprise agreements; our ability to contain customer acquisition costs and the costs of providing products and services; our ability to generate revenues from merchant partners, our ability to generate, through operating revenues or through the proceeds of equity or debt financing, sufficient cash to implement our business plan; the timing of acquisition of enterprise program members; our ability to improve pricing and eliminate acquisition discounts; our ability to generate revenues through our member commerce program and other revenue-generating activities; our expectations regarding the cost of expanding our international operations; and other risks described from time to time in PeoplePC's Securities and Exchange Commission periodic reports and filings.

The Company assumes no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made. Further information on potential factors that could affect these forward looking statements and the company's financial results are included in our filings with the Securities and Exchange Commission, including the company's annual report on Form 10-K filed on April 2, 2001 and the Preliminary Proxy Statement filed on April 17, 2001.

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

PeoplePC UK, our European operating subsidiary, began distributing products to Vivendi Universal employees in France in January 2001. Planning is underway to extend the program to Vivendi employees in seventeen additional countries including the United Kingdom, Germany and the United States. The Vivendi program is open to all employees of Vivendi for a nominal employee co-payment, while the remainder of the program expenses are subsidized by Vivendi. We receive payment for the entire membership package from Vivendi when the package is sold to a Vivendi employee.

PeoplePC hosts and maintains a web site for Vivendi employees participating in the program.

In February 2001, we commenced rolling out the Model E Program to up to 15,000 employees of Ford's affiliate, Hertz Corporation. We also began to offer our program on a non-subsidized basis to employees of Ford's Certified Blue Oval Program dealers.

The rollout of the Ford employee connectivity program is substantially complete in the United States. On May 15, Ford Motor Company deferred further rollout of the program. Following this action, PeoplePC and Ford amended their Model E Program agreement to end their supply relationship for the sale of computers and Internet connectivity. PeoplePC and Ford will continue to work together under the terms of the agreement to provide services and support for the more than 165,000 Ford employees in the U.S., the Philippines, Canada, and the U.K who are currently PeoplePC members. We believe that while this may negatively impact gross sales, the impact on our cash position and margins in the near term will be beneficial. As a result of the cancellation, on June 29, 2001, Ford Motor Company agreed to reimburse PeoplePC in the amount of $6.6 million for the costs incurred in preparing to roll out the Model E Program internationally. The payment was received and deposited on July 18, 2001 and will be recorded as a reduction in expenses during the three months ended September 30, 2001.

We began distributing products to Cinergy Services, Inc. in the United States in June 2001. The Cinergy program is open to all employees of Cinergy for an employee co-payment. In the case of employees who already own PCs, Cinergy will subsidize the cost of ISP services for three years.

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

In May 2001, certain programs were transitioned to a 48-month term membership which coincided with a 48 month financing arrangement with MBNA. This transition also included a change in computer manufacturer from IBM to Hewlett Packard. The warranty on IBM products was a 3-year manufacturer's warranty. When the product line shifted to Hewlett Packard, Service Net became the warranty provider and the warranty became a 1-year onsite warranty. In addition, we began to offer 3-year warranty upgrade which, if purchased, would bring the length of warranty in line with the membership term of 48 months.

Results of Operations

Three months ended June 30, 2001 and 2000

Revenues

Membership Revenues Earned. Membership revenues earned include membership revenues, related shipping revenues, revenues from PeoplePC Online memberships, and recognition of membership revenues previously deferred. Gross membership revenues increased 33% to $55.8 million for the three months ended June 30, 2001 from $42.0 million for the three months ended June 30, 2000. Revenues recognized from our online program included in gross membership revenues decreased by 6% to $1.7 million for the three months ended June 30, 2001 from $1.8 million for the three months ended June 30, 2000. Because we recognize most membership revenues over the term of the membership agreement, $50.0 million of membership revenues was deferred for the three months ended June 30, 2001, while $35.3 million was deferred for the three months ended June 30, 2000. Membership revenues earned include the recognition of $34.9 million and $1.9 million in revenues previously deferred for the three months ended June 30, 2001 and June 30, 2000, respectively.

Other Revenues. Other revenues consist of sales of peripherals and the incremental cost of upgrades, the related shipping revenues and revenues from merchants, content partners and suppliers. Other revenues decreased by 20% to $2.0 million for the three months ended June 30, 2001, of which $1.1 million was related to the sale of upgrades and peripherals and $.5 million was related to services provided to SOFTBANK. For the three months ended June 30, 2000, other revenues were $2.5 million, $2.2 million of which were related to the sales of upgrades and peripherals. The decrease in other revenues is primarily due to the fact that no peripherals or upgrades are offered under the Vivendi program.

Cost of Revenues

Cost of Membership Revenues Earned. Cost of membership revenues earned consists primarily of the cost of the basic system hardware and software, fulfillment and shipping costs and our cost of providing members with Internet connectivity. Cost of gross membership revenue decreased to $41.7 million for the three months ended June 30, 2001 compared to $41.9 million for the three months ended June 30, 2000. Because we recognize most system hardware and software cost of revenues over the 36-month term of the membership agreement, $37.1 million of cost of membership revenues was deferred for the three months ended June 30, 2001, while $32.3 million of cost of revenues was deferred for the three months ended June 30, 2000. Cost of membership revenues earned included the recognition of $28.4 million and $1.7 million in costs previously deferred for the three months ended June 30 2001 and June 30, 2000, respectively. The cost of providing Internet service to our members included in cost of membership revenue is $6.2 million and $3.2 million for the three months ended June 30, 2001 and June 30, 2000, respectively. Cost of membership revenues for the three months ended June 30, 2001 also includes a $9.5 million net amortization of acquisition discount previously recognized, including a $6.7 million reversal of the acquisition discount reserve resulting from a change in estimate of future costs due to decreased ISP expenses. For the three months ended June 30, 2000, cost of revenues includes a net provision of $2.1 million for the amount by which our estimated cost of membership exceeds the related current and future membership revenue.

Cost of Other Revenues. The cost of other revenues for the three months ended June 30, 2001 increased by 58% to $4.1 million from $2.6 million for the three months ended June 30, 2000. Cost of other revenues primarily consists of the cost of printer and monitor peripherals, the incremental cost of upgrades, and the related shipping expense. Cost of other revenues also includes incidental costs incurred such as restocking fees. These costs are not significant for the periods reported. The increase in cost of other revenues is due to the additional charges of $1.4 million from our warranty provider for products previously shipped.

Operating Expenses

Sales and Marketing. Sales and marketing expense includes fees paid to third-party advertising sales agents, sales support functions, travel and related expenses and related salaries and benefits. Sales and marketing costs are expensed in the period incurred. Sales and marketing expense decreased by 89% to $5.5 million for the three months ended June 30, 2001, $4.1 million of which was related to fees paid for third-party advertising. For the three months ended June 30, 2000, sales and marketing expense was $49.2 million, $18.7 million of which was related to fees paid for third-party advertising, and $24.6 million of which was related to a charge taken in connection with the warrants and rights granted to Ford. Sales and marketing expense includes the amortization of deferred stock-based compensation of $7,000 and $4.9 million for the three months ended June 30, 2001 and June 30, 2000, respectively. We have shifted the focus of our sales and marketing program to more efficient enterprise and affinity channels and more effective targeted marketing. As a result, sales and marketing expenses have decreased in absolute dollars and as a percentage of revenues.


General and Administrative. General and administrative expenses includes payroll and related expenses for management and administrative personnel, expenses related to maintaining member relations, facilities costs, professional service fees, travel and other general corporate expenses. General and administrative expense increased by 8% to $23.8 million for the three months ended June 30, 2001 and included approximately $.6 million of facilities expense and $9.0 million paid to outside consultants, contractors and other professionals for services rendered. For the three months ended June 30, 2000, general and administrative expense was $22.1 million including approximately $.5 million of facilities expense and $5.8 million paid to outside consultants, contractors and other professionals for services rendered. General and administrative expense included stock-based compensation amounting to $.2 million and $8.8 million for the three months ended June 30, 2001 and June 30, 2000, respectively. The increase in general and administrative expense is primarily due to the expansion of our international operation.

Contract cancellation fee. For the three months ended June 30, 2001, we paid $2.6 million to cancel contracts with two original equipment manufacturers.

Other operating expenses. For the three months ended June 30, 2001 and 2000, these costs are not significant.

Interest expense/income, net

Interest income from cash equivalents and restricted cash was $.2 million for the three months ended June 30, 2001. Interest expense consists of a discount of $1.4 million related to the sale of receivables from Delta Airlines, Inc. for the three months ended June 30, 2001. Interest income from cash equivalents and restricted cash was $.8 million for the three months ended June 30, 2000.

Minority share interest in net loss of consolidated subsidiaries.

The minority interest in net loss of consolidated subsidiaries for the three months ended June 30, 2001 represents 35% of $4.6 million net loss of the consolidated subsidiaries. The Company did not have any minority interests for the three months ended June 30, 2000.

Income Taxes

As a result of our operating losses and the uncertainties related to our ability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income tax for the three months ended June 30, 2001. We have provided a full valuation allowance on our deferred tax assets. In the future, we may incur income tax expenses in certain European countries in which we are incorporated.

Net Loss

Net loss for the three months ended June 30, 2001 decreased 63% to $26.8 million from $73.2 million for the three months ended June 30, 2000. For the three months ended June 30 2001, the net loss was primarily attributable to operating expenses of $32.3 million exceeding gross profit of $5.5 million. For the three months ended June 30, 2000, $2.7 million of net loss was attributable to cost of revenue exceeding revenues, $13.7 million was attributable to the amortization of deferred stock-based compensation, $2.1 million was attributable to a provision for acquisition discounts and $24.5 million was attributable to a charge taken in connection with the warrants and rights granted to Ford.

Six months ended June 30, 2001 and  2000

Revenues

Membership Revenues Earned. Membership revenues earned include membership revenues, related shipping revenues, revenues from PeoplePC Online memberships, and recognition of membership revenues previously deferred. Gross membership revenues increased 67% to $126.8 million for the six months ended June 30, 2001 from $75.8 million for the six months ended June 30, 2000. Revenues recognized from our online program included in gross membership revenues increased by 35% to $3.5 million for the six months ended June 30, 2001 from $2.6 million for the six months ended June 30, 2000. Because we recognize most membership revenues over the term of the membership agreement, $116.7 million of membership revenues was deferred for the six months ended June 30, 2001, while $66.5 million was deferred for the six months ended June 30, 2000. Membership revenues earned include the recognition of $65.2 million and $3.8 million in revenues previously deferred for the six months ended June 30, 2001 and June 30, 2000, respectively.

Other Revenues. Other revenues consist of sales of peripherals and the incremental cost of upgrades, the related shipping revenues and revenues from merchants, content partners and suppliers. Other revenues decreased by 19% to $4.8 million for the six months ended June 30, 2001, of which $3.2 million was related to the sale of upgrades and peripherals. For the six months ended June 30, 2000, other revenues were $5.9 million, $5.5 million of which were related to the sales of upgrades and peripherals and $.5 million was related to services provided to SOFTBANK. The decrease in other revenues is primarily due to the fact that no peripherals or upgrades are offered under the Vivendi program.

Cost of Revenues

Cost of Membership Revenues Earned. Cost of membership revenues earned consists primarily of the cost of the basic system hardware and software, fulfillment and shipping costs and our cost of providing members with Internet connectivity. Cost of gross membership revenue increased by 41% to $107.4 million for the six months ended June 30, 2001 most from $76.2 million for the six months ended June 30, 2000. Because we recognize most system hardware and software cost of revenues over the term of the membership agreement, $94.7 million of cost of membership revenues was deferred for the three months ended June 30, 2001, while $60.5 million of cost of revenues was deferred for the six months ended June 30, 2000. Cost of membership revenues earned included the recognition of $56.9 million and $3.3 million in costs previously deferred for the six months ended June 30, 2001 and June 30, 2000, respectively. The cost of providing Internet service to our members included in cost of membership revenue is $12.8 million and $5.1 million for the six months ended June 30, 2001 and June 30, 2000, respectively. Cost of revenues for the six months ended June 30, 2001 also includes a $10.5 million net amortization of acquisition discount previously recognized, and includes a $6.7 million reversal of the acquisition discount reserve resulting from a change in estimate of future costs due to decreased ISP expenses. For the six months ended June 30, 2000, cost of revenues includes a net provision of $4.6 million for the amount by which our estimated current and future cost of membership exceeds the related current membership revenue.

Cost of Other Revenues. The cost of other revenues for the six months ended June 30, 2001 decreased by 7% to $5.5 million from $5.9 million for the six months ended June 30, 2000. Cost of other revenues primarily consists of the cost of printer and monitor peripherals, the incremental cost of upgrades, and the related shipping expense. Cost of other revenues also includes incidental costs incurred such as restocking fees. These costs are not significant for the periods reported. The decrease in cost of other revenues is primarily due to the fact that no peripherals or upgrades are offered under the Vivendi program.

Operating Expenses

Sales and Marketing. Sales and marketing expense includes fees paid to third-party advertising sales agents, sales support functions, travel and related expenses and related salaries and benefits. Sales and marketing costs are expensed in the period incurred. Sales and marketing expense decreased by 79% to $13.7 million for the six months ended June 30, 2001,

$9.3 million of which was related to fees paid for third-party advertising. For the six months ended June 30, 2000, sales and marketing expense was $66.5 million, $31.8 million of which was related to fees paid for third-party advertising and $26.0 million of which was related to a charge taken in connection with the warrants and rights granted to Ford and Delta. Sales and marketing expense includes the amortization of deferred stock-based compensation of $1.2 million and $7.6 million for the six months ended June 30, 2001 and June 30, 2000, respectively. We have shifted the focus of our sales and marketing program to more efficient enterprise and affinity channels and more effective targeted marketing. As a result, we expect sales and marketing expenses to decrease in absolute dollars and as a percentage of revenues.


General and Administrative. General and administrative expense includes payroll and related expenses for management and administrative personnel, expenses related to maintaining member relations, facilities costs, professional service fees, travel and other general corporate expenses. General and administrative expense increased by 54% to $55.2 million for the six months ended June 30, 2001 and included approximately $1.1 million of facilities expense and $18.1 million paid to outside consultants, contractors and other professionals for services rendered. For the six months ended June 30, 2000, general and administrative expense was $35.9 million including approximately $1.0 million of facilities expense and $11.4 million paid to outside consultants, contractors and other professionals for services rendered. General and administrative expense included stock-based compensation amounting to $4.8 million and $12.8 million for the six months ended June 30, 2001 and June 30, 2000, respectively. The increase in general and administrative expense is primarily due to the expansion of our international operations.


Other operating expenses. For the period ended June 30, 2001, other operating expenses consists of a credit adjustment to a loss reserve established in 1999 to cover any potential exposure related to non-conforming computers held on our behalf by our distributor in the amount of $3.4 million and other operating expenses of $1.5 million.


Interest expense/income, net

Interest income from cash equivalents and restricted cash was $.7 million for the six months ended June 30, 2001. Interest expense was $2.7 million, $1.4 million of which was attributable to a discount related to the sale of receivables from Delta Airlines, Inc. and $.8 million was related to the Chase Manhattan Bank line of credit for the six months ended June 30, 2001. Net interest income from cash equivalents and restricted cash was $1.4 million for the six months ended June 30, 2000.

Minority interest in net loss of consolidated subsidiaries

The minority interest in net loss of consolidated subsidiaries of $4.1 million for the six months ended June 30, 2001 represents 35% of the $11.6 million net loss of the consolidated subsidiaries. The Company did not have any minority interests for the six months ended June 30, 2000.

Income Taxes

As a result of our operating losses and the uncertainties related to our ability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income tax for the six months ended June 30, 2001. We have provided a full valuation allowance on our deferred tax assets. In the future we may incur income tax expenses in certain European countries in which we are incorporated.

Net Loss

Net loss for the six months ended June 30, 2001 decreased 41% to $63.0 million from $107.0 million for the three months ended June 30, 2000. Significant components of net loss for the three months ended June 30, 2001 were revenues exceeding cost of revenues by $4.9 million, amortization of deferred stock-based compensation of $6.0 million, and the net amortization of acquisition discount of $10.5 million. For the six months ended June 30, 2000, $5.9 million of net loss was attributable to cost of revenue exceeding revenues, $20.4 million was attributable to the amortization of deferred stock-based compensation, $4.6 million was attributable to a provision for acquisition discounts and $26.0 million was attributable to a charge taken in connection with the warrants and rights granted to Ford and Delta.

  Liquidity and Capital Resources
  -------------------------------

  As of June 30, 2001, our sources of liquidity consisted of $28.6 million in cash and cash equivalents, including $5.2 million in restricted cash. Our net accounts receivable balance as of June 30, 2001 was $16.8 million.

  Net cash used in operating activities was $68.1 million for the six months ended June 30, 2001. Cash provided by operating activities for this period consisted primarily of membership fees. Cash used in operating activities for these periods consisted primarily of advertising expenses, general and administrative expenses, costs of our computer systems and peripherals, payroll and other employee-related expenses, and a decrease in accrued liabilities.

  Net cash provided by investing activities was $16.2 million for the six months ended June 30, 2001. Net cash provided by investing activities for this period consisted primarily of a decrease of $17.7 million in accounts collateralizing letter of credit agreements (securing future inventory, and $1.5 million for the purchase of property and equipment).

  Net cash provided by financing activities was $9.2 million for the six months ended June 30, 2001. Net cash received from financing activities for this period consisted of $14.5 million for the sale of Delta Airlines, Inc. receivables and a $4.7 million repayment of borrowings under our line of credit.

  Except where we contract directly with equipment manufacturers, we rely on Ingram Micro to distribute computer systems and peripherals from our suppliers to our customers. Our computer suppliers ship their products directly to Ingram Micro's distribution centers around the country. When a customer application is approved, products are picked from inventory, packed and shipped to our customers from the distribution center closest to the shipping address. Ingram Micro purchases inventory on our behalf based on sales projections made by us. We are obligated to purchase inventory held by Ingram Micro purchased on our behalf. Our agreement with Ingram Micro expired on February 28, 2001. The term of the agreement has not been extended. However, the parties currently continue their business relationship. At June 30, 2001, we had approximately $4.7 million in noncancelable purchase commitments with Ingram Micro.

  During 1999, Ingram Micro purchased on our behalf approximately 29,000 computers from Toshiba, which proved to be non-conforming. We recorded a provision of $15.6 million relating to the cost of resolving any potential dispute over such non-conforming computers. During fiscal 2000, we reached an agreement with Ingram Micro to liquidate the non-conforming computers and to split the parties' combined losses equally. As a result of this agreement, we reduced the provision by $8 million in December 2000. In early 2001, we reached a final settlement with Ingram Micro and paid our share of the loss. As a result of that settlement, we have reduced the remaining provision (included in other operating expenses) to $1 million. We believe the $1 million will be sufficient to cover our share of any future claim from the OEM.

  In June 2000, we formed a European subsidiary, PeoplePC Europe N.V. (PeoplePC Europe), a Netherlands corporation. We and PeoplePC Europe entered into financing and related agreements with @viso Limited, a partnership of SOFTBANK Corp., a Japanese company, and Vivendi Universal S.A., a French corporation. In the financing, PeoplePC Europe received $50.0 million from @viso payable over a two month period beginning on the closing date in exchange for 35% of PeoplePC Europe's outstanding capital stock in the form of convertible preferred stock, and we retained 65% of PeoplePC Europe's outstanding capital stock in the form of common stock. We received our 65% interest in exchange for our grant of an exclusive license to use and exploit our technology and brand in Europe. We have retained the rights to our technology and brand in the rest of the world. The financing closed in July 2000. In addition, PeoplePC Europe issued a warrant to acquire convertible preferred stock to SOFTBANK Capital Partners LP representing 5% of PeoplePC Europe's shares outstanding as of the closing of the financing, this warrant was amended on May 30, 2001 in connection with the execution of the Put Option Agreement described below. PeoplePC Europe has the exclusive right and obligation to fulfill, market and sell PeoplePC products to and receive buyer's club revenues from European members including the European employees of enterprises such as Ford and Delta. We have comparable rights worldwide, including with respect to any enterprise agreement entered into by PeoplePC Europe with a European multinational operation. PeoplePC Europe will pay us, and we will pay PeoplePC Europe $100 for each member acquired in our respective territories as a result of the other party entering into an enterprise agreement.

  Under a Put Option Agreement signed on May 30, 2001, @viso is entitled to sell all or a portion of its shares of PeoplePC Europe to us in exchange for PeoplePC stock. Under this agreement, @viso is entitled to receive between
  13.8 million and 29.1 million shares of PeoplePC common stock based on a formula and the date of exchange. SOFTBANK Capital Partners LP is entitled to exercise its amended warrant to purchase convertible preferred stock in PeoplePC Europe. Once the amended warrant is exercised, SOFTBANK Capital Partners LP will be entitled to sell all or a portion of its shares of PeoplePC Europe to us in exchange for PeoplePC stock. Under this arrangement, SOFTBANK Capital Partners LP will be entitled to receive between 1.9 million and 3.5 million shares of PeoplePC capital stock based on a formula and the date of exchange.


  As a result of executing the Put Option Agreement, we acquired additional control over PeoplePC Europe, free of certain restrictions contained in the PeoplePC Europe Articles of Association and a related shareholder agreement. In particular, the @viso representatives to the board of directors of PeoplePC Europe resigned and we acquired control of the board of directors of PeoplePC Europe. In addition, PeoplePC Europe has the power to make loans to us, free of structural or contractual restrictions, thus allowing use of PeoplePC Europe assets for the combined benefit of the two companies.

  In July 2001, our credit agreement with The Chase Manhattan Bank providing for a $50 million revolving credit facility expired. The facility was to be used in connection with the financing of receivables owed to us by Ford. We paid fees to the lender for the loan commitment and for underwriting and structuring. As of June 30, 2001, there was no balance outstanding in regard to this credit facility.

  We have incurred substantial losses and negative cash flow from operations since inception. As of June 30, 2001, we had a net capital deficiency of $65.9 million. We intend to pursue new enterprise and other arrangements to increase its revenues and cash flow. We also have taken and intend to take further steps to reduce expenses. Steps already taken include targeting sales and marketing expenditures on channels with low acquisition cost per member, consolidation of sales offices and a realignment and reduction of our workforce. In an effort to further improve liquidity, we sold in May 2001 substantially all of our Delta Airlines, Inc. receivables and have signed an agreement pursuant to which we may sell future Delta receivables. We currently expect to continue to fund operating losses, to acquire and retain customers and to restructure agreements. We currently expect that our available cash, cash equivalents and cash flows to be generated from operations will be sufficient to meet the targeted cash needs through approximately the end of 2001, provided that we achieve target revenues, efficiencies and cost reductions, restructure certain partnership and other relationships and on a timely basis, complete certain assets sales and collect certain accounts receivables. If we are unable to complete any of these actions as scheduled or on the terms currently contemplated, we may have to significantly reduce our operations and our business may be adversely affected.

  Any projections of future cash needs and cash flows are subject to substantial uncertainty. We are also subject to unanticipated developments in the short term, such as the entry into agreements that require large cash payments, further deterioration of the Internet industry or the acquisition of businesses with negative cash flows, which may necessitate additional financing. We may seek to raise additional funds through public or private debt, strategic relationships or other arrangements in order to; fund our operations and capital expenditures; take advantage of favorable business opportunities; acquire complementary businesses or technologies; develop and upgrade our technology infrastructure; reduce outstanding debt; develop new product and service offerings; take advantage of favorable conditions in capital markets; or respond to competitive pressures.

  The capital markets, and in particular the public equity market for Internet companies, have traditionally been volatile. It is difficult to predict when, if at all, it will be possible for Internet companies to raise capital through these markets. We cannot assure that the additional financing will be available on favorable terms, or at all. We may have to sell stock at prices lower than those paid by existing stockholders, which would result in dilution, or it may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit our operating flexibility.

  The non-cancelable purchase commitments at June 30, 2001 included approximately $4.7 million to Ingram Micro. In the ordinary course of our business we make commitments to purchase computers in order to make timely deliveries to new members as they sign up for our membership package. However, we normally pay for the computers no sooner than two days after the time of shipment to the member, although we are required to maintain a deposit at Ingram Micro, adjusted weekly, equal to approximately 25% of outstanding purchase orders and unshipped inventory. On June 30, 2001, this deposit amounted to approximately $.6 million.

  Under our typical consumer financing arrangements with MBNA, we receive promptly a lump sum payment from MBNA that completely pays for the purchase price of the membership. We generally receive this payment from MBNA before we are obligated to pay our computer system suppliers. Therefore, these arrangements enable us to use a relatively small amount of capital because the number of computers purchased and not paid for or financed at any given time will be only a fraction of the total purchase commitment that will typically extend over several months. Our enterprise connectivity programs typically provide for payment by the enterprise on a monthly or semi-monthly basis; payments due from employees are typically collected at the time the order is placed with the distributor.

  Effects of Recent Accounting Pronouncements

  In July 2001, the FASB issued two Statements; Statement 141, Business Combinations (SFAS No. 141), and Statement 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 revises accounting treatment for business combinations requiring the use of purchase accounting and prohibiting the use of pooling-of-interests method for all business combinations initiated after June 30, 2001. SFAS No. 142 revises the accounting for goodwill and other intangible assets by not allowing amortization of goodwill and establishing accounting for impairment of goodwill and other intangible assets. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 or the beginning of our fiscal year 2002. We have not yet evaluated the effects of these changes on our consolidated financial statements.


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

Based on our average outstanding credit balance and the fact that we hold no derivative instruments, changes in interest rates or currency exchange rates do not generally have a significant effect on our financial position. Foreign currency exchange rates, however, may affect the cost of our personal computers, printers and monitors purchased from our foreign suppliers, thereby indirectly affecting consumer demand for our products and our net revenues. In addition, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, we would also be affected by such changes.

Risk Factors That May Affect Future Results
-------------------------------------------

You should carefully consider the following risks and uncertainties before making an investment decision. The following listing is not comprehensive, but rather describes those risks and uncertainties that we currently consider material. If any of the following risks are resolved adversely to the Company, our business, financial condition or operating results could be seriously harmed. If this happens, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business
-----------------------------

We have a limited operating history.
-----------------------------------

The Company's business prospects are difficult to predict because of our limited operating history, unproven business model and rapidly evolving business strategies and markets. The Company was incorporated in March 1999 and began doing business in October 1999.

Enterprise connectivity programs are important to our success; our ability to
-----------------------------------------------------------------------------
close and execute on such programs is not assured.
-------------------------------------------------

We expect that a significant portion of our future revenues will come from connectivity programs directed at employees and customers of large companies. A company's willingness to undertake a connectivity program may be affected by general economic conditions and by particular business conditions affecting the company. Connectivity program deals are complex and the sales cycle is long. And companies may be reluctant to enter into long-term relationships with companies like ours having limited financial resources. Further, the success of a connectivity program depends on satisfactory resolution of contractual issues such as the willingness of a company to subsidize an employee purchase, purchase prices and terms, vendor relationships, financing arrangements, levels of service to be provided, taxation of employee benefits, logistical arrangements and other factors. The execution of a connectivity program is subject to operational risks such as delivery arrangements, supply forecasting, Customer Care experience, and many other factors. These operational factors affect our costs and the speed with which a program may be implemented. There is no assurance that we will be able to close and execute connectivity programs at the rates and with the results envisioned by our business model.

The income tax treatment of connectivity programs where enterprises provide computers to their employees on a subsidized basis is uncertain with regard to both the enterprise and its employees and depends on a number of factors. To the extent a program is not tax-free, the entire amount of the subsidy could be considered taxable wages, subject to applicable withholding rules. Our inability to structure an enterprise program that is both tax-free in a particular country and desirable to an enterprise could hinder our ability to enter into new connectivity program agreements, particularly in some countries outside the United States where we are unfamiliar with, and have not operated under, the local tax laws. There is no guarantee that we will be able to find satisfactory solutions everywhere, and we may experience unexpected delays in structuring and implementing our programs. In countries where the tax cost of an employee program is too high, local enterprises may be unwilling to enter into agreements with us.

Our business would be harmed if we are unable to generate anticipated member
----------------------------------------------------------------------------
commerce and other revenues.
---------------------------

Our business model assumes that we will derive revenues from member commerce and other revenue-producing activities. The opportunities for generating revenues from Internet advertising and commerce have diminished industry-wide since December 2000. It is not certain that we will be able to generate the member commerce and other revenues envisioned by our business model.

We rely on MBNA to provide consumer financing; our business would be harmed if
------------------------------------------------------------------------------
MBNA discontinued providing financing and we could not find a replacement
-------------------------------------------------------------------------
consumer finance vendor.
-----------------------


Our acquisition of expected new consumer members depends on our ability to provide a source of consumer financing. MBNA America Bank, N.A. is currently our sole provider of consumer financing. Our agreement may be terminated by either party upon 90 days notice. Either party may terminate our agreement for a material breach following a 45-day cure period. If MBNA terminated our agreement and we were unable to find alternative financing arrangements, our consumer programs will suffer.

We rely on Ingram Micro for distribution services; our business would be harmed
-------------------------------------------------------------------------------
if Ingram Micro stopped providing distribution services and we could not find
--------------------------------------------------------------------------
a replacement distributor.
-------------------------


We rely on Ingram Micro, Inc. to provide some of our computer products, maintain inventory, process orders, prepare merchandise for shipment and distribute our products to individual consumer customers in a timely and accurate manner. Ingram Micro's failure to supply and fulfill our computer products could reduce our revenues and harm our business. We work actively with Ingram Micro and third party computer suppliers to identify the types of computers, the specifications and prices of the computers that will be offered to our members. Ingram Micro's termination of or failure to renew or otherwise deliver computers under our contract could cause significant delays in our ability to fulfill our customers' orders, and we may not be able to locate another distributor that can provide comparable fulfillment, processing and shipping services in a timely manner, on acceptable commercial terms, if at all. Our agreements with Ingram Micro expired on February 28, 2001. The term of the agreement has not been extended. However, the parties currently continue their business relationship.

We rely on OEMs to supply and deliver computers; our business would be harmed if
--------------------------------------------------------------------------------
they failed to perform.
----------------------

From time to time, we may enter into agreements with computer suppliers providing for the supplier to direct ship to our members. If the supplier is unable or unwilling to supply sufficient numbers of computers to meet our requirements, or fails to ship our orders on a timely basis, our reputation and our revenues may be harmed. In the past, this type of failure on the part of OEMs has caused us to experience problems with shipment of computers and customers have cancelled their memberships and requested refunds.

We rely on outside vendors for many of the services we provide to members; our
------------------------------------------------------------------------------
business would be harmed if any of the vendors failed to perform.
----------------------------------------------------------------

We rely on UUNET Technologies, Inc., an MCI WorldCom company, Genuity Solutions, Inc. and others to provide Internet access service to our members in the United States. If UUNET, Genuity or any other Internet access provider in the future does not provide our members with reliable Internet access, our business would be harmed. Our agreement with UUNET expires in April 2002, but will be renewed for an additional year unless either party provides notice of its intent not to renew 60 days prior to the end of the term. Either party may terminate the agreement at any time for material breach, provided that the other party is provided a 60-day cure period. Our agreement with Genuity expires in July 2003. Either Genuity or we may terminate the agreement at any time for material breach, provided that the other party is provided a 30-day cure period. Both UUNET and Genuity may suspend performance if their user policies are violated.

We rely on multiple third parties to provide customer service and technical support as well as a hardware warranty covering parts and labor and in-home technical service. If these parties do not provide reliable, high-quality service, and we are unable to satisfactorily replace these services in a reasonable time, our reputation and our business will be harmed.

We depend on third-party computer suppliers to supply and sometimes ship computers to members. If existing suppliers cannot or will not provide the products we require at commercially reasonable prices and reasonable payment terms and we are not able to find suitable alternative suppliers, our business would be harmed. Moreover, we may not be able to monitor or control effectively the quality of the computers manufactured by our suppliers or the speed and accuracy of their distribution. Low-quality products, slow distribution or similar inadequacies may harm our reputation and brand name, and demand for our products would decline. In addition, we may need to spend money and expend other resources to remedy these problems.

We may be required to expand internationally faster than would be desirable.
---------------------------------------------------------------------------

We do not currently offer our products and services in all of the countries in which we are contractually required to offer our products and services. Some of our connectivity program agreements require us to provide our products and services on a worldwide basis. While international expansion is an important part of our business strategy, the global nature of these agreements may require us to expand our operations into international markets on an accelerated time frame. We may encounter difficulties with our international expansion, including high costs, unreliable Internet access, complex international operations and differing regulatory and tax requirements.

We may not be able to generate sufficient cash flow to fund our operations, and
-------------------------------------------------------------------------------
may need to seek additional capital.
-----------------------------------

We do not expect to generate positive cash flow from operations until at least the fourth quarter of 2001, and the timing of our reaching cash flow positive status may be affected by a number of the risk factors described in this report. If we are unable to generate sufficient positive cash and our cash reserves are insufficient to fund our continuing operations, we may need to raise additional funds. Such funds may not be available on acceptable terms, if at all. If we are unable to raise additional funds as needed or the expected sources of additional borrowed funds are not available, our ability to operate our business will be materially harmed.

If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we issue debt securities to raise funds, the debt would be senior to equity in its claim on assets. The terms of any debt issued could impose restrictions on our operations.

We may need infusions of additional capital as our enterprise business expands.
------------------------------------------------------------------------------

Ingram Micro purchases and HP separately manufactures inventory on our behalf based on sales projections made by us. We are obligated to purchase inventory held by Ingram Micro or manufactured by HP on our behalf. At June 30, 2001, we had approximately $4.7 million in noncancelable purchase commitments with Ingram Micro and HP. Our capital commitments may increase as we obtain additional members under enterprise programs. To the extent we are not able to obtain such financing or payment terms, our capital requirements may increase substantially and our business would be harmed.

Our business would be harmed if we are unable to generate anticipated revenues
------------------------------------------------------------------------------
from our private label and co-branded ISP business.
--------------------------------------------------

We expect that an important source of future revenues will be offerings of private label or co-branded ISP services through enterprise partners. The private label or co-branded ISP service line of business is a relatively new type of business arrangement. It is not certain that we will be able to conclude significant private label ISP deals with large companies. The speed with which such programs could be implemented is also uncertain. If we are unable to conclude such deals, or the implementation of the programs is delayed, our revenues and operating results will suffer.

Our business is subject to competition.
--------------------------------------

The markets for personal computers, Internet access and other online services are highly competitive. Existing or future competitors may develop or offer products or services that are comparable or superior to ours at a lower price, which could significantly harm our business. We compete for customers with the following types of companies:

  o  providers of online services, such as AOL, MSN, and Earthlink;

  o vendors that offer product and services bundles that include a computer, Internet access and customer service in a single offering and provide a multi- year payment plan, such as Gateway;

  o vendors of personal computers that integrate Internet access and service with their products, such as Apple, Compaq, Dell and Gateway; and

  o combinations of computer vendors and Internet service and content providers.

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

Our quarterly operating results are unpredictable resulting in volatility in the
--------------------------------------------------------------------------------
trading price of our common stock.
---------------------------------

Our quarterly operating results may vary significantly from quarter to quarter due to a number of factors. Slight variations in the costs of our computer systems, Internet access or our other operating expenses could significantly affect our operating margins in future periods. In addition, because our operating expenses are based on our expectations of future revenues, unexpected quarterly fluctuations in revenue could significantly harm our operating results, particularly if our revenues are lower than anticipated. If our operating results in any future period do not meet the expectations of investors, the price of our common stock could decline. Further, these adverse results could have both short- and long-term effects on our stock price and could affect the long-term viability of our enterprise. Some of the factors that could affect our quarterly and long-term operating results include:

  o our ability to achieve and maintain a low-cost business model and manage the third-party relationships necessary to do so;. our ability to generate additional revenues from commerce opportunities with our member base;
  o the popularity of the computer systems we sell;. our key suppliers' ability to manufacture sufficient quantities of the computer systems we offer; and
  o general economic conditions, as well as those specific to the Internet, technology and related industries.

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

Our business is affected by varying telecommunications infrastructures.
----------------------------------------------------------------------

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

Our operating results may be affected by exchange rate fluctuation and legal and
--------------------------------------------------------------------------------
regulatory requirements in the different countries in which we operate.
----------------------------------------------------------------------

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

We may incur expenses to comply with foreign laws and our intellectual property
-------------------------------------------------------------------------------
may have less protection due to the differing regulatory requirements of
------------------------------------------------------------------------
countries in which we may conduct business.
------------------------------------------

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

Our business could be affected by adverse political and economic events in the
------------------------------------------------------------------------------
countries in which we operate.
-----------------------------

Several countries in which we wish to conduct business have experienced political and economic instability in the past and may continue to experience such instability in the future. Such instability could slow our growth in countries in which we would like to do business.

Tariffs, high taxes and trade barriers may harm our international operations.
----------------------------------------------------------------------------

There may be tariffs, high taxes or trade barriers in certain countries in which we wish to do business that may significantly increase our operating costs, reduce our revenues or make our products unattractive in these countries. If the operating costs in these countries are too high, we may need to revise our business model, and we may be unable to compete successfully in these markets.

Fluctuations in our workforce and management structure could have an adverse
----------------------------------------------------------------------------
effect on our business.
----------------------

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

On the other hand, we have recently undergone several reductions in force, as we have tailored our workforce to the fluctuating demands of our business. In some cases, these reductions have been accompanied by restructuring of our operations and management. Such reductions in force and restructuring also place a significant strain on our management systems, infrastructure, resources and planning and management processes.

If we lose senior management and key personnel or are unable to attract and
---------------------------------------------------------------------------
retain skilled employees when needed, we may not be able to implement our
-------------------------------------------------------------------------
business strategy.
-----------------

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

We need to refresh the Company's products and services as technology changes.
----------------------------------------------------------------------------

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

Our business may be harmed if the security of our systems is compromised.
------------------------------------------------------------------------

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

Our business may be harmed if our servers are damaged by natural disasters, etc.
-------------------------------------------------------------------------------

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

Our business may be harmed if we are unable to protect our intellectual
-----------------------------------------------------------------------
property.
--------

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

We may be required to enforce our intellectual property rights in litigation,
-----------------------------------------------------------------------------
which may be costly and time-consuming.
--------------------------------------

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

Our business may be harmed if defects occur in the products we sell.
-------------------------------------------------------------------

The design and production of personal computer components is highly complex. We rely on third-party suppliers to provide us with high-quality products. If any of the personal computers or peripherals we distribute contain defective components, we could experience delays in shipment of these products and increased costs. Further, the design of software is highly complex, and software often contains defects that may be undiscovered for long periods of time. If our third-party software providers fail to design effective software, or if defects in the software or in the personal computer products we distribute are discovered after we have shipped our products in volume, our business could be harmed.

Amortization of stock-based compensation will increase future losses.
--------------------------------------------------------------------

For financial reporting purposes, we have determined that the estimated value of common stock was in excess of the exercise price, which exercise price was considered to be the fair market value as of the date of grant for 21.6 million options issued to employees through June 30, 2001. In connection with the grant of such options, we have recorded net deferred stock-based compensation of $21.7 million during fiscal 1999 and $63.5 million during fiscal 2000. Stock-based compensation expense will decrease our earnings over the period of amortization. Deferred stock-based compensation will be amortized over the vesting period which is generally 48 months from the date of grant. $3.0 million was expensed in the period ended December 31, 1999 and $43.1 million was expensed in the year ended December 31, 2000. We recognized stock-based compensation of $0.3 million and $5.9 million, net of $4.9 million and $8.1 million reversal of stock-based compensation amortized related to unvested shares for terminated employees for three and six months ended June 30, 2001. We recorded reductions in deferred stock-based compensation relating to terminated employees of $9.7 million and $19.8 million for the three and six months ended June 30, 2001. As of June 30, 2001, the Company had an aggregate of $13.0 million of deferred stock-based compensation remaining to be amortized.

The balance is expected to be amortized as follows:


                                      Deferred Stock-Based
Period                                Compensation
------                                ------------

Remainder of year ending
December 31, 2001                     $5.2 million
2002                                  $5.8 million
2003                                  $1.9 million
2004 and thereafter                   $0.1 million

In April 2000, we raised $49.7 million in gross proceeds from the sale of 9,468,252 shares of series C preferred stock. Ford Motor Company purchased 4,765,650 shares of series C preferred stock in connection with this financing and other investors purchased 4,702,602 shares. Ford also received the right to purchase 1,905,000 shares of common stock in a private placement effected at the closing of our initial public offering at the same price per share as our initial public offering. Ford exercised this right in full. Because Ford exercised this right, Ford also received a warrant to purchase 2,857,500 shares of common stock, exercisable at the same price per share as our initial public offering of $10.00, at any time for a period of 200 days following the date of our initial public offering, August 21, 2000. On February 21, 2001, the expiration of the warrant issued to Ford Motor Company was extended to September 21, 2003. In relation to Ford, the value of the right, the warrant and the excess of the value of the common stock into which the series C preferred stock is exercisable over the price paid for the series C preferred stock is $24.5 million, and has been charged to sales and marketing expense in the second quarter of 2000. These rights and equity have been granted to Ford in order to gain access to Ford's employees as potential members and to entice Ford to purchase membership packages. As Ford has no future performance requirements and no minimum purchase commitments with respect to the membership packages, the charge has been expensed when incurred. The series C preferred stock converted into common stock on a 1-to-1 basis upon the closing of our initial public offering on August 21, 2000. In the fiscal year ended December 31, 2000, we incurred a dividend of $22.0 million as a result of a beneficial conversion feature of preferred stock issued to the other investors. This dividend has been calculated as the difference between the price paid by the investors and our initial public offering price per share of $10.00.

Risks Related to Our Industry
-----------------------------

Our business model assumes continued demand for personal computers.
------------------------------------------------------------------

Our business model depends in part on the continued strong demand for personal computers. The personal computer market is characterized by rapid new product and technology introductions and generally declining prices for existing products. Demand for personal computers may be significantly reduced if consumers perceive little technological advantage in new products or believe that the price of a new product is not worth the perceived technical advantage. Alternatively, if individuals view anticipated changes as significant, such as the introduction of a new operating system or microprocessor architecture, overall market demand for personal computers may decline because potential members may postpone their purchases until release of the new product or in anticipation of lower prices on existing products following the introduction of new models. Reduced demand could result in excessive inventories and it could take several quarters to sell this inventory, which could delay the introduction of new products.

Our business could be harmed by unforeseen legal developments or regulation of
------------------------------------------------------------------------------
the Internet.
------------

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

Risks Related to Market Volatility
----------------------------------

We cannot guarantee that an active market will develop for our stock.
--------------------------------------------------------------------

We cannot predict the extent to which an active market for our common stock will develop or how liquid that market will eventually become. Since the initial public offering of our common stock, the volume of our common stock traded on the Nasdaq National Market has decreased to very low levels. Low trading volumes may cause the price of our common stock to fall.

If we fail to maintain our listing on The Nasdaq National Market, the ability to
--------------------------------------------------------------------------------
buy or sell our common stock may be materially impaired.
-------------------------------------------------------

Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. One of these requirements is that the minimum closing bid price per share not fall below a specified level for an extended period of time. Another is that the market value of a company's public float (the number of shares in public float times the closing bid price per share) exceed a certain level.

On July 9, 2001, the Nasdaq staff informed us that we were not in compliance with Nasdaq's market value of public float requirement, and that we have until October 8, 2001 to come into compliance.

In addition, on July 10, 2001, we received a notice from the staff of The Nasdaq Stock Market that our common stock had failed to maintain the minimum bid price required for continued listing on The Nasdaq National Market. On July 17, we requested a hearing before Nasdaq's Listing Qualification panel. As of the filing date of this Quarterly Report, we have submitted our written appeal and expect to make an oral presentation to the Listing Qualification Panel on August 30.

There can be no assurance that the Panel will decide to allow us to remain listed or that our actions will prevent the delisting of our common stock. We will not be notified until the Panel makes a formal decision. Until then, our common stock will continue to trade on the Nasdaq National Market. In the event our shares are delisted from the Nasdaq National Market, we may attempt to have our common stock traded on the NASD over-the-counter Bulletin Board. If our common stock is delisted, it would seriously limit the liquidity of our common stock and impair our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock. Delisting could also adversely affect our relationships with vendors and customers.

Our stock price has declined and may continue to be depressed and volatile in
-----------------------------------------------------------------------------
the future.
----------

The stock markets in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations. Since the initial public offering of our common stock, our stock price has declined from its initial public offering price of $10.00 per share in August 2000 to $0.19 per share on July 2, 2001. These factors may seriously impact the market price and volatility of our common stock in the future, regardless of our actual operating performance. We may also be sued in a securities class action lawsuit, which could be costly, divert our resources and seriously harm our business.

Our principal stockholders can exercise a controlling influence over our
------------------------------------------------------------------------
business and affairs.
--------------------

As of June 30, 2001, our directors, executive officers and 10% or greater principal stockholders together controlled approximately 60.5% of our common stock. In addition, on February 16, 2001, we entered into a memorandum of agreement with certain of our principal stockholders providing them with an option to put shares of PeoplePC Europe N.V. held by them to PeoplePC in exchange for PeoplePC stock. The transaction was finalized when the parties entered into the Put Option Agreement and collateral agreements on May 30, 2001.If these options were fully exercised, our directors, executive officers and principal stockholders could control as much as 69.2% of our common stock. If these stockholders acted or voted together, they would have the power to elect our directors and to exercise a controlling influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to take action or omit to take action, even if doing otherwise would benefit our stockholders as a whole.

Substantial future sales of our common stock in the public market may depress
-----------------------------------------------------------------------------
our stock price.
---------------

Our stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the future. As of June 30, 2001, 96,891,356 shares were eligible or will be eligible in the future for sale in the public market, in some cases subject only to the volume, manner of sale and notice requirements of Rule 144 of the Securities Act of 1933. In addition, holders of put options pursuant to the Put Option Agreement dated May 30, 2001 may acquire up to approximately 32.6 million shares of PeoplePC common stock in exchange for shares of PeoplePC N.V. After August 15, 2001, these holders may require PeoplePC to register the shares so they can be sold in the public market. Sales of a substantial number of shares of our common stock could cause our stock price to fall, especially if the trading volume of our stock remains low. In addition, the sale of these shares in the public market could impair our ability to raise capital through the sale of additional stock.

Our charter documents and Delaware law could make it more difficult for a third
-------------------------------------------------------------------------------
party to acquire us, and discourage a takeover.
----------------------------------------------

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

Item 2.  Changes in Securities

Recent Sales of Unregistered Securities

Under the Put Option Agreement dated May 30, 2001, @viso Limited is entitled to sell all or a portion of its shares of PeoplePC Europe N.V. to us in exchange for PeoplePC stock. Under this arrangement, @viso is entitled to receive between 13,750,000 and 29,146,132 shares of PeoplePC capital stock based on a formula and the date of exchange. SOFTBANK Capital Partners LP is entitled to exercise its amended warrant to purchase convertible preferred stock in PeoplePC Europe. Once the amended warrant is exercised, SOFTBANK Capital Partners LP will be entitled to sell all or a portion of its shares of PeoplePC Europe to us in exchange for PeoplePC stock. Under this arrangement, SOFTBANK Capital Partners LP will be entitled to receive between 1,850,000 and 3,481,928 shares of PeoplePC capital stock based on a formula and the date of exchange. These put options will terminate in April 2006. These securities were exempt from registration under Rule 506 of the Securities Act since the sale was to accredited investors, as defined in Rule 501 of the Securities Act.

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote by Stockholders

We held our Annual Meeting of Stockholders on May 31, 2001 for the purposes of electing our directors, to ratify the appointment of PricewaterhouseCoopers LLP as our independent accountants for the 2001 fiscal year and to approve the issuance of 32,628,060 shares of common stock.

All nominees for directors were elected and the appointment of auditors was ratified and the issuance of common stock was approved.

Election of the Directors of the Company.

--------------------------------------------------------------------------------------------------
Nominee                                      For                              Withheld
-------                                      ---                              --------
--------------------------------------------------------------------------------------------------
Michael J. Price                             87,758,505                       57,500
--------------------------------------------------------------------------------------------------
Bradley A. Feld                              87,758,505                       57,500
--------------------------------------------------------------------------------------------------

Proposal to appoint PricewaterhouseCoopers LLP as independent accountants for the 2001 fiscal year.

--------------------------------------------------------------------------------------------------
For                                         Against                           Abstain
---                                         -------                           -------
--------------------------------------------------------------------------------------------------
61,891,868                                  408,957                           22,553
--------------------------------------------------------------------------------------------------

Proposal to approve the issuance of 32,628,060 shares of common stock.

--------------------------------------------------------------------------------------------------
For                                         Against                           Abstain
---                                         -------                           -------
--------------------------------------------------------------------------------------------------
85,706,481                                  2,106,924                         2,600
--------------------------------------------------------------------------------------------------


Item 5.  Other Information

     None

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit                         Description
                                -----------
Number
------
 3.1* Certificate of Designation of Rights, Preferences and Privileges of series A preferred stock of PeoplePC

10.1+ Memorandum of Agreement by and among PeoplePC, PeoplePC Europe N.V., SOFTBANK Technology Venture IV LP, SOFTBANK Technology Advisors Fund LP, @viso Limited, SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and Nick Grouf

10.2++ Promissory Note from PeoplePC Inc. to PeoplePC Europe N.V. dated February 22, 2001

10.3 Amendment No. 3 dated July 18, 2001 to Master Agreement dated April 5, 2001, between PeoplePC, Inc. and Ford Motor Company

10.4 Put Option Agreement dated May 30, 2001 by and among PeoplePC, PeoplePC Europe N.V., SOFTBANK Technology Venture IV LP, SOFTBANK Technology Advisors Fund LP, @viso Limited, SOFTBANK Capital Partners LP, SOFTBANK Capital Advisors Fund LP and Nick Grouf

10.5      Retention Agreement between PeoplePC and Nick Grouf dated June 29,
          2001

10.6      Retention Agreement between PeoplePC and Dan Kohler dated June 29,
          2001

10.7      Retention Agreement between PeoplePC and Wayne Gattinella dated June
          29, 2001

10.8      Retention Agreement between PeoplePC and Chuck Ortmeyer dated June 29,
          2001

10.9      Retention Agreement between PeoplePC and Mary Humiston dated June 29,
          2001

10.10 Retention Agreement between PeoplePC and Michael Glogowsky dated June 29, 2001

* Incorporated by reference to previously filed exhibit to the Annual Report on Form 10-K (File No. 000-31299) of PeoplePC Inc. on April 2, 2001.
+ Incorporated by reference to previously filed Annex A to the Schedule 14A Information Proxy Statement (File No. 000-31299) of PeoplePC Inc. on
   April 30, 2001.
++ Incorporated by reference to previously filed exhibit to the Quarterly Report on Form 10-Q (File No. 000-31299) of PeoplePC Inc. on May 15, 2001.

Reports on Form 8-K

     Current report on Form 8-K filed July 24, 2001.

     Amendment to Form 8-K filed July 24, 2001, filed July 25, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of San Francisco, State of California, on August 14, 2001.

PEOPLEPC, INC

                                By: /s/     NICK GROUF
                                    ---     ----------

                                            Nick Grouf
                                            President and Chief
                                            Executive Officer

                                By: /s/     MICHAEL GLOGOWSKY
                                    ---     -----------------

                                            Michael Glogowsky
                                            Acting Chief Financial
                                            Officer