Form 10-Q
period 2001-09-30
PEOPLEPC INC
filed 2001-11-14
CIK 1109551

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ----------------------

                                   FORM 10-Q

(Mark One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                      or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to _________

                        Commission file number: 000-31299

                                  PEOPLEPC INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                 13-4048510
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

       100 Pine Street, Suite 1100
            San Francisco, CA                              94111
(Address of principal executive offices)                (Zip Code))

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


     Yes [x]   No [_]

     The number of shares outstanding as of November 13, 2001 is 114,002,422.


================================================================================

                                 PEOPLEPC INC.

                                      10Q

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000..............     2

         Condensed Consolidated Statements of Operations for the Three
         and Nine Months ended September 30, 2001 and 2000
         (unaudited)...................................................................................................     3

         Condensed Consolidated Statements of Cash Flows for the Three
         and Nine Months ended September 30, 2001 and 2000
         (unaudited)...................................................................................................     4

         Notes to Condensed Consolidated Financial Statements (unaudited)..............................................     5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................    13

Item 3.  Qualitative and Quantitative Disclosure about Market Risk.....................................................    24


PART II.       OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................    37

Item 6.  Exhibits and Reports on Form 8-K..............................................................................    37


SIGNATURES.............................................................................................................    38

                                PEOPLEPC, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands, except per share data)

                                                                                     September 30,            December 31,
                                                                                        2001                      2000
                                                                                   ----------------          --------------
                                                                                     (Unaudited)
                                     ASSETS
Current Assets:
      Cash and cash equivalents..........................................          $         13,837          $      65,493
      Restricted cash....................................................                     4,130                 22,954
      Accounts receivable, net of allowance for doubtful accounts of
      $500 and $3,500 as of September 30, 2001 and December 31, 2000,
      respectively.......................................................                     7,036                 41,864
      Prepaid expenses and other current assets..........................                     2,068                  2,177
                                                                                   ----------------          -------------
      Total current assets...............................................                    27,071                132,488
Accounts receivable, long-term...........................................                     1,880                 11,589
Retained Interest in Accounts Receivable.................................                     2,107                      0
Property and equipment, net..............................................                     6,561                  7,688
Capitalized web site development costs, net..............................                       335                    674
Deposits and other assets................................................                       716                    592
                                                                                   ----------------          -------------
      Total assets.......................................................          $         38,670          $     153,031
                                                                                   ================          =============

                  LIABILITIES, MINORITY INTEREST AND
                         STOCKHOLDERS' DEFICIT
Current liabilities:
      Accounts payable..................................................           $          9,059          $      23,745
      Accrued and other liabilities.....................................                     12,339                 39,193
      Borrowing under line of credit....................................                          0                  5,176
      Current portion of deferred revenues, net.........................                     25,459                 19,047
                                                                                   ----------------          -------------
      Total current liabilities.........................................                     46,857                 87,161
Other long term liabilities.............................................                        195                      0
Deferred revenues, net..................................................                     17,740                 28,121
                                                                                   ----------------          -------------
      Total liabilities.................................................                     64,792                115,282
                                                                                   ----------------          -------------
Commitments (Note 2)
Minority interest in consolidated subsidiaries..........................                     41,264                 46,700
                                                                                   ----------------          -------------
Stockholders' deficit:
      Common stock: $0.0001 par value; 500,000 shares authorized;
      115,486 and 115,159 shares issued, and 113,849 and 114,905 shares outstanding at September 30, 2001 and December 31,
      2000..............................................................                         11                     11
      Additional paid-in capital........................................                    328,119                350,884
      Common Stock in treasury at cost, 1,637 and 254 shares at
      September 30, 2001 and December 31, 2000..........................                       (306)                  (280)
      Deferred stock-based compensation.................................                     (9,771)               (38,995)
      Receivable from stockholder.......................................                       (116)                   (73)
      Accumulated other comprehensive income............................                        125                      0
      Accumulated deficit...............................................                   (385,448)              (320,498)
                                                                                   ----------------          -------------
Stockholders' deficit...................................................                    (67,386)                (8,951)
                                                                                   ----------------          -------------
Total liabilities, minority interest and stockholders' deficit..........           $         38,670          $     153,031
                                                                                   ================          =============

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                PEOPLEPC, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                    Three Months Ended        Nine Months Ended
                                                                                        September 30           September 30,
                                                                                 ----------------------    ----------------------
                                                                                    2001          2000        2001          2000
                                                                                 ---------    ---------    ---------    ---------
Membership revenues earned..................................................     $  45,618    $  10,829    $ 120,868    $  23,901
Other revenues..............................................................         2,386       14,464        7,176       20,325
                                                                                 ---------    ---------    ---------    ---------
      Total revenues........................................................        48,004       25,293      128,044       44,226
                                                                                 ---------    ---------    ---------    ---------
Cost of membership revenues earned..........................................        36,748       26,496      106,335       45,485
Cost of other revenues......................................................           731       13,353        6,263       19,223
                                                                                 ---------    ---------    ---------    ---------
      Total cost of revenues................................................        37,479       39,849      112,598       64,708
                                                                                 ---------    ---------    ---------    ---------
Gross profit (loss).........................................................        10,525      (14,556)      15,446      (20,482)
                                                                                 ---------    ---------    ---------    ---------
Operating expenses:
      Sales and marketing (inclusive of stock-based
      compensation of $1,207 and $3,157 and $2,415 and
      $10,419 for the three and nine months ended
      September 30, 2001 and 2000, respectively.............................         3,898       22,324       17,636       88,532
      General and administrative (inclusive of stock-based
      compensation of $(756) and $8,754 and $4,063 and
      $21,847 for the three and nine months ended
      September 30, 2000 and 2001, respectively)............................        16,934       29,211       72,137       65,474
      Contract cancellation fees............................................             0            0        2,876            0
      Other operating expenses..............................................        (7,598)           0       (9,427)           0
                                                                                 ---------    ---------    ---------    ---------
      Total operating expenses..............................................        13,234       51,535       83,222      154,006
                                                                                 ---------    ---------    ---------    ---------
Loss from operations........................................................        (2,709)     (66,091)     (67,776)    (174,488)
Minority interest in net loss of consolidated subsidiaries..................           719          993        4,778          993
Net Interest income (expense)...............................................           447          925       (1,546)       2,324
Income tax expenses.........................................................          (405)           0         (405)           0
                                                                                 ---------    ---------    ---------    ---------
Net loss....................................................................     $  (1,948)   $ (64,173)   $ (64,949)   $(171,171)
                                                                                 ---------    ---------    ---------    ---------
Dividend related to beneficial conversion feature of
  preferred stock...........................................................             0            0            0      (18,209)
Net loss attributable to common stockholders................................     $  (1,948)   $ (64,173)   $ (64,949)   $(189,380)
                                                                                 =========    =========    =========    =========
Basic and diluted net loss per share........................................     $   (0.02)   $   (0.91)   $   (0.59)   $   (4.17)
                                                                                 =========    =========    =========    =========
Shares used in computing basic and diluted net loss per share...............       111,312       70,164      110,531       45,533
                                                                                 =========    =========    =========    =========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 PEOPLEPC, INC.
                   CONDENSED CONSOLIDATED STATEMENT CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                            Nine Months Ended
                                                                                                               September 30,
                                                                                                     -------------------------------
                                                                                                            2001           2000
                                                                                                     ---------------  --------------
Cash flows from operating activities:
Net loss..........................................................................................      $  (64,949)   $  (171,171)
Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization...............................................................           1,538            491
      Amortization of deferred stock-based compensation...........................................           6,479         32,266
      Loss on sale of accounts receivable.........................................................           1,380             --
      Net increase in allowance for doubtful accounts.............................................           9,000          5,000
      Beneficial conversion feature related to issuance of preferred stock to Ford Motor Company..              --         17,943
      Issuance of common stock warrants and rights................................................              --          8,126
      Issuance cost related to borrowing under line of credit.....................................              --         (1,481)
      Minority interest in net loss of consolidated subsidiaries..................................          (4,778)          (993)
      Changes in assets and liabilities:
      Accounts receivable.........................................................................           9,985        (63,551)
      Prepaid expenses and other current assets...................................................             109           (630)
      Deposits and other assets...................................................................            (124)        (1,234)
      Accounts receivable, long term..............................................................           9,709             --
      Accounts payable............................................................................         (14,686)         7,648
      Accrued liabilities.........................................................................         (27,512)        13,247
      Deferred revenues...........................................................................          (3,969)        24,851
      Retained interest in accounts receivable....................................................          (2,107)           --
      Other.......................................................................................             147             0
                                                                                                     -------------   -----------
      Net cash used in operating activities.......................................................         (79,778)     (129,488)
                                                                                                     --------------  -----------
Cash flows from investing activities:
      Restricted cash.............................................................................          18,824       (14,935)
      Purchase of property and equipment..........................................................            (525)       (4,102)
      Capitalized web site development costs......................................................              --           (96)
      Net cash provided by (used in) investing activities.........................................          18,299       (19,133)
                                                                                                     -------------   -----------
Cash flows from financing activities:
      Sales of accounts receivable................................................................          14,463            --
      Proceeds from issuance of common stock, net.................................................              97         2,980
      Repurchase of common stock..................................................................            (139)           --
      Proceeds from initial public offering, net..................................................             --         79,050
      Proceeds from minority investment in PeoplePC Europe, net...................................             --         50,000
      Proceeds from issuance of Series C preferred stock, net.....................................             --         49,615
      Exercise of warrants for common stock.......................................................             --         19,050
      Payments on borrowings under a line of credit...............................................          (4,723)          --
                                                                                                     -------------   -----------
      Net cash provided by financing activities...................................................           9,698       200,695
                                                                                                     -------------   -----------
Effect of exchange rate changes on cash and cash equivalents......................................             125            --
Net increase (decrease) in cash and cash equivalents..............................................         (51,656)       52,074
Cash and cash equivalents at beginning of period..................................................          65,493        36,108
                                                                                                     -------------   -----------
Cash and cash equivalents at end of period........................................................   $      13,837        88,182
                                                                                                     =============   ===========
Supplemental noncash investing and financing activity:.
      Receivable from stockholders................................................................   $         116           --
      Tax expense on minority investment contributed..............................................   $         658           --



The accompanying notes are an integral part of these condensed consolidated financial statements.
                                                                             -4-

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

Basis of Presentation

     The consolidated financial statements include the accounts of PeoplePC and its more than 50 percent owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Unaudited Interim Results

     The accompanying unaudited interim condensed consolidated financial statements of PeoplePC Inc., a Delaware corporation, as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and September 30, 2000 reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Retained Interest in Accounts Receivables

     During May 2001, the Company sold $18.0 million in accounts receivable via its subsidiary PeoplePC Funding, Inc., a qualified special purpose entity, to a financial institution. The Company received $14.5 million from the financial institution which will be used to fund operations. The financial institution has no recourse to the Company's assets for failure of the debtors to pay when due. The financial institution reserved an overcollateralization amount equal to 13% of the present value of the receivables. After all lender obligations, interest expenses and administrative fees are paid in full, the Company will receive the residual amount represented by the overcollateralization reserve. The Company's retained interests are non-interest bearing and subordinated to investor's interests. Their value is subject to credit risks on the transferred assets. The residual assets amounted to $2.1 million as of September 30, 2001.

     Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the transaction was accounted for as a sale and as a result the related accounts receivable have been excluded from the accompanying condensed consolidated balance sheet. The Company recognized a loss on sale of $1.4 million, included in interest expense in May 2001.

Revenue Recognition

     Revenues and the related cost of revenues for the initial membership package, which includes the personal computer, cost of shipping the personal computer system, internet access for the term of the membership, and participation in a member commerce program, are generally deferred and recognized over the term of the membership agreement for members signed up under enterprise deals and consumers up to May 2001. Beginning in May 2001, consumer membership packages include the personal computer, cost of shipping the personal computer system, Internet access for four years and participation in a member commerce program. In addition, consumers can subscribe to an optional extended warranty. As a result, for consumer membership packages, revenues and the related cost of revenues for the personal computer and shipping the personal computer system are recognized once the right of return has elapsed. Revenues and any related cost allocated to internet access, the participation in a member commerce program and the extended warranty are deferred and recognized over the four-year term of the membership agreement.

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

     In some instances, and in an effort to aggressively enroll new members to build its brand, as well as to develop new channels of distribution, the Company offered pricing of its memberships and services that was less than its total current and estimated future costs (primarily the cost of providing Internet access and email services) of performing under its membership agreements, resulting in an estimated gross margin loss over the life of the contract. As a result, the Company accrued for the estimated loss related to this acquisition discount during the membership period. These amounts are being amortized over the life of the membership as an offset to future expenses. For the three and nine months ended September 30, 2001, the Company recorded a net amortization of the acquisition discount previously recorded of $9.7 million and $20.1 million, including a $7.0 million and $13.7 million reversal of acquisition discount previously recognized as a result of a reduction in the estimated costs to provide service over the customer life. The Company recorded a net acquisition discount of $14.6 million and $19.1 million for the three and nine months ended September 30, 2000, respectively. The amortization is reflected in cost of membership revenues earned on the statement of operations. The remaining loss provision of $12.6 million as of September 30, 2001 is reflected with the related net deferred revenue on the balance sheet.

     The Company also derives revenue from providing development services on a time and material basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues include reimbursable expenses charged to clients.

Comprehensive Loss

     The Company has adopted SFAS No. 130. "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The comprehensive loss is comprised of net loss and foreign currency translation adjustments. Comprehensive loss was $1.9 million and $64.2 million for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, comprehensive loss was $64.9 million and $171.2 million.

Deferred Stock-Based Compensation

     Deferred stock-based compensation has been included as a component of stockholders' deficit and is being amortized by charges to operations over the vesting period of the related options, generally 4 years, consistent with the method described in Financial Accounting Standards Board Interpretation ("FIN") No. 28. The Company recognized stock-based compensation of $0.4 million and $6.3 million, net of a $2.2 million and $10.3 million reversal of stock-based compensation previously amortized related to unvested shares for terminated employees for the three and nine months ended September 30, 2001. The Company recorded reductions in deferred stock-based compensation relating to terminated employees of $2.7 million and $22.5 million for the three and nine months ended September 30, 2001. As of September 30, 2001, the Company had an aggregate of $9.8 million of deferred stock-based compensation remaining to be amortized.

Segment information

     Although the Company offers various products and services to its members, management does not manage its operations by these service lines, but instead views the Company as one operating segment when making business decisions. The Company does manage its operations on a geographical basis. Revenues are attributed to the United States and to all foreign countries based on actual sales made in those geographic areas. Revenues and long-lived assets information by geographic area are summarized as follows:

                                             Three months ended                                      Nine months ended
(In thousands)                     September 30, 2001       September 30, 2000          September 30, 2001        September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
Revenues from External Customers
   United States                   $       40,345           $      25,293               $     112,029             $      44,226
   International                            7,659                       0                      16,015                         0
                                   --------------------------------------------------------------------------------------------
                                   $       48,004           $      25,293               $     128,044             $      44,226
                                   ============================================================================================
                                          As of                  As of
                                   September 30, 2001       December 31, 2000
                                   ------------------------------------------
Long-Lived Assets
   United States                   $       5,907            $       7,335
   International                             988                    1,027
                                   ------------------------------------------
                                   $       6,895            $       8,362
                                   ==========================================

Net loss per share

     Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including options, warrants and preferred stock. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                            Three Months Ended              Nine Months Ended
                                                                       September 30,   September 30,     September 30, September 30,
                                                                             2001          2000              2001         2000
                                                                      ---------------  -------------   -------------  --------------
Numerator:
      Net loss available to common stockholders......................     $  (1,948)   $ (64,173)         $ (64,949)   $(189,380)
                                                                          =========    =========          =========    =========
Denominator:
      Weighted average common shares.................................       114,015       77,480            114,424       52,005
      Weighted average unvested common shares subject to repurchase..        (2,703)      (7,316)            (3,893)      (6,472)
                                                                          ---------    --------           ---------    ---------
Denominator for basic and diluted calculation........................       111,312       70,164            110,531       45,533
                                                                          =========     ========          =========    =========
Basic and diluted net loss per share.................................     $   (0.02)    $  (0.91)         $   (0.59)   $   (4.17)
                                                                          =========     ========          =========    =========

     Options, warrants, non-vested common stock and preferred stock were not included in the computation of diluted net loss per share in the periods reported because the effect would be antidilutive.

     Antidilutive securities not included in net loss per share calculation as of:

                                            September 30,       September 30,
                                                2001                 2000
                                         ------------------     -------------
Non vested common stock                         2,278               6,795
Common stock options                           12,225              14,984
Warrants                                        2,857               3,358
                                               ------              ------
      Total                                    17,360              25,137
                                               ======              ======

2.   Commitments and Contingencies

Leases

     The Company leases office space under 7 operating leases expiring between 2001 and 2005, of which 2 leases can be renewed in 2004 for an additional period of 5 years. The Company also leases copiers under 2 operating leases expiring in 2005. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Total rent expense under operating leases was approximately $0.6 million and $1.6 million and $1.0 million and $1.9 million for the three and nine months ended September 30, 2001 and 2000, respectively.

Purchase commitments

     The Company relies on Ingram Micro (the "Distributor") to provide some of its computer products, maintain inventory, process orders, prepare merchandise for shipment and to distribute its products to customers in a timely and accurate manner. The Distributor purchases inventory from a computer manufacturer ("the OEM") on behalf of the Company based on sales projections made by the Company. The Company takes title to the equipment just prior to shipment to the customer. The Company is obligated to purchase inventory held by the Distributor purchased on its behalf. The Company's agreement with Ingram expired on February 8, 2001 and has not been extended. However, the parties currently continue their business relationship. At September 30, 2001 and December 31, 2000, the Company had approximately $1.4 and $1.5 million in non-cancelable purchase commitments with the Distributor.

     The Company paid $2.9 million to cancel contracts for previous purchase commitments in June 2001. As of September 30, 2001, the Company had no outstanding obligation from the OEM. The Company was obligated to purchase approximately $25.8 million of equipment from the same OEM as of December 31, 2000.

Contingencies

     In 1999, the Company recorded a provision of $15.6 million relating to the cost of resolving any potential dispute over non-conforming computers. During 2000, the Company reached an agreement with

Ingram Micro to liquidate the non-conforming computers, following which the Company would split the losses associated with these computers so that it would bear half of the loss and Ingram Micro would bear half of the loss. As a result of this agreement, the Company reduced the provision by $8.0 million (included in other operating expenses) in 2000. In early 2001, the Company reached a final settlement with Ingram Micro and paid its share of the loss. As a result of that settlement, the Company released a portion of the remaining provision for the three months ended March 31, 2001 related to the Ingram Micro, included in other operating expenses. At September 30, 2001, the Company believed the probability of any future claim from the OEM was remote and reversed the remaining $1 million reserve.

Employees

     The Company has employment agreements and commitments with certain executive officers under which the employees would be entitled to receive severance payment of $1.5 million if their employment were to be terminated under certain conditions.

3.   Borrowings under line of credit

     In July 2001, the Company's credit agreement with a bank providing for a $50.0 million revolving credit facility expired, and the Company paid all amounts outstanding. The Company did not renew the credit agreement. Financing under this facility was only available for the purpose of factoring receivables owed to the Company by Ford Motor Company. The Company paid fees to the lender for the loan commitment and for underwriting and structuring. The outstanding balance was $5.2 million (net of issuance cost of $0.7 million) as of December 31, 2000.


4.   Warrant

     On February 21, 2001, the expiration date of the warrant granted to the Ford Motor Company to purchase 2.9 million shares of the Company's common stock at $10 per share was extended through July 16, 2003.

5.   Minority Interest in Consolidated Subsidiaries

     In June 2000, PeoplePC formed a European subsidiary, PeoplePC Europe N.V.("PeoplePC Europe"), a Netherlands corporation. PeoplePC and PeoplePC Europe entered into financing and related agreements with @viso Limited ("@viso"), a UK company and a partnership of SOFTBANK Corp. ("SOFTBANK"), a Japanese company and Vivendi Universal S.A. ("Vivendi"), a French corporation. In the financing, PeoplePC Europe received $50 million from @viso payable over a two-month period beginning on the closing date in exchange for its interest in PeoplePC Europe PeoplePC received a 65% interest in exchange for granting of an exclusive license to use and exploit its technology and brand in Europe. The financing closed in July 2001.

     At September 30, 2001, minority shareholders hold preferred stock in PeoplePC Europe, a Dutch company, with a par value of EUR.01 as follows:

   Series              Shares Authorized       Shares Outstanding           Proceeds
------------         ---------------------   ---------------------    ------------------
     A                      100,000                  11,667              $     35,000
     B                       50,000                   5,000                    15,000
                        -----------            ------------              ------------
                                                                         $     50,000
                                                                         ============



     In connection with the issuance of series B preferred stock and series A preferred stock to @viso, PeoplePC Europe granted SOFTBANK Capital Partners LP a warrant to acquire

2.4 million shares of Series A Preferred Stock, with an aggregate exercise price of $7.1 million. The warrant will be exercisable and must be exercised (i) no sooner than six months after the Closing Date or (ii) immediately prior to (a) an acquisition, sale or merger of or by PeoplePC Europe resulting in a change in control of PeoplePC Europe, (b) a merger of PeoplePC Europe with and into the Company, or acquisition of all of PeoplePC Europe assets or shares by the Company or (c) PeoplePC Europe's initial public offering, on terms and conditions stated in the agreement ("liquidity events"). The warrant may not be exercised after the earlier of (a) fifteen business days following a request by PeoplePC Europe that SOFTBANK Capital Partners LP exercise such right and (b) the occurrence of a liquidity event.


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

     As a result of executing the Put Option Agreement, the Company acquired additional control over PeoplePC Europe, free of certain restrictions contained in the PeoplePC Europe Articles of Association and a related shareholder agreement. In particular, the @viso representatives to the board of directors of PeoplePC Europe resigned and the Company acquired control of the board of directors of PeoplePC Europe.

     In addition, PeoplePC Europe has the power to make loans to the Company, thus allowing use of PeoplePC Europe assets for the combined benefit of the two companies.

     PeoplePC Europe has made five loans to PeoplePC. The first, in the amount of $15.0 million in February 2001; the second, in the amount of $6.0 million in April 2001; the third, in the amount of $4.0 million in April 2001; the fourth, in the amount $8.5 million in May 2001; and the fifth in the amount of $2.0 million in November, 2001. These notes are demand notes. Although the Company currently does not have sufficient cash resources to repay the notes, the Company controls the board of directors of PeoplePC Europe and, therefore, has substantial discretion over the timing of demands made under these notes. Due to legal and other constraints, some portion of the remaining cash assets of PeoplePC Europe may not be available for lending to the parent company.

6.   Related party transactions

     During June 2001, the Company entered into a contract with SOFTBANK, under which it performed certain development work on a time and material basis. The Company recognized $0.4 million and $0.9 million in revenue for the three and nine months ended September 30, 2001 related to this agreement, included in other revenue.

7.   Risks and uncertainties

     The Company is subject to all of the risks inherent in an early stage company in the Internet access industry. These risks include, but are not limited to, a limited operating history, limited capital, liquidity, and ability to raise capital, limited management resources, dependence upon consumer acceptance, Internet-related security risks and the changing nature of the electronic commerce industry. The Company's operating results may be materially affected by the foregoing factors.

     The Company's currently available cash, cash equivalents and cash flows to be generated from operations may not be sufficient to allow it to reach a position where revenues meet or exceed funding requirements for operations on a continuing basis. As a result, further capital investment or other financing may be needed to fund operations. If the Company is not able to raise additional funds, it may be required to curtail or discontinue some or all of its operations.

     The Company is currently in discussions to raise additional funds through strategic relationships, equity financing, debt financing, and other transactions and arrangements. While to date these discussions have been encouraging, the Company cannot give assurances that additional financing will be available on favorable terms, or at all. The Company may have to sell stock at prices lower than those paid by existing stockholders, and perhaps lower than existing market prices, which may result in dilution of existing stockholders. The Company may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that could limit the Company's operating flexibility.

     The Company has incurred substantial losses and negative cash flow from operations since inception. As of September 30, 2001, the Company had a net capital deficiency of $67.4 million. The Company intends to pursue new enterprise and other arrangements to increase its revenues and cash flow. The Company also has taken and intends to take further steps to reduce expenses. Steps already taken include targeting sales and marketing expenditures on channels with low acquisition cost per member, consolidation of sales offices and a realignment and reduction of our workforce. In an effort to further improve liquidity, the Company sold in May 2001 substantially all of its Delta Airlines, Inc. receivables and has signed an agreement pursuant to which it may sell future Delta receivables.

     Any projections of future cash needs and cash flows are subject to substantial uncertainty. The Company is also subject to unanticipated developments in the short term, such as the entry into agreements that require large cash payments, further deterioration of the Internet industry or the acquisition of businesses with negative cash flows, which may necessitate additional financing. The Company may seek to raise additional funds through public or private debt, strategic relationships or other arrangements in order to fund our operations and capital expenditures; take advantage of favorable business opportunities; acquire complementary businesses or technologies; develop and upgrade our technology infrastructure; reduce outstanding debt; develop new product and service offerings; take advantage of favorable conditions in capital markets; or respond to competitive pressures.

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

     In addition, on July 10, 2001, the Company received a notice from the staff of The Nasdaq Stock Market that the Company's common stock had failed to maintain the minimum bid price required for continued listing on The Nasdaq National Market. On July 17, the Company requested a hearing before

Nasdaq's Listing Qualification panel. The Company had submitted its written appeal and made an oral presentation to the Listing Qualification Panel on August 30, 2001.

     On September 27, 2001, the Nasdaq announced that it was implementing an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq. As a result, the Nasdaq dismissed its proceeding seeking to delist the Company's stock. Commencing January 2, 2002, the Company will again become subject to the Nasdaq listing requirements, and if the Company fails to meet those requirements Nasdaq will be able to commence a new proceeding.

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

          The Company assumes no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made. Further information on potential factors that could affect these forward looking statements and the company's financial results are included in our filings with the Securities and Exchange Commission, including the company's annual report on Form 10-K filed on April 2, 2001 and the Preliminary Proxy Statement filed on April 17, 2001

          The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this report.

Overview

          We were incorporated in March 1999. We began offering our products and services on a limited basis in September 1999 and on a commercial basis in October 1999. Until September 1999, we had no revenues and our operating activities consisted primarily of developing relationships with vendors, suppliers and merchants.

          We currently operate principally in the United States, the United Kingdom, and France. We have established foreign subsidiaries to support our international operations. We closed our Singapore subsidiary in September, 2001.

          The service and coverage offered through our U.S. dial-up network (nearly 7,000 access numbers) now exceeds that of AOL, MSN, and Earthlink in the number of area codes served and local access numbers offered.

          PeoplePC UK, our European operating subsidiary, began distributing products to Vivendi Universal employees in France in January 2001. We currently have over 91,000 Vivendi employees as members. Vivendi Universal has indicated to the Company that it wishes to extend the program to Vivendi Universal employees in additional countries, including the United Kingdom, Germany and the United States. This extended distribution of the program had been anticipated to take place in the fourth quarter of 2001. However, Vivendi Universal has notified the Company that the extension of the program will be delayed beyond the fourth quarter of 2001. The Vivendi Universal program is open to all employees for a nominal employee co-payment, while the remainder of the program expenses are subsidized by Vivendi Universal. We receive payment for the entire membership package from Vivendi Universal when the package is sold to an employee.

          The rollout of the Ford Model E employee connectivity program is substantially complete in the United States. PeoplePC and Ford have amended their Model E Program agreement to end their supply relationship for the sale of computers and Internet connectivity. PeoplePC and Ford will continue to work together under the terms of the agreement to provide services and support for the more than 165,000 Ford employees in the U.S., the Philippines, Canada, and the U.K who are currently PeoplePC members. We believe that while this may negatively impact gross sales, the impact on our cash position and margins in the near term will be beneficial. As a result of the cancellation, on June 29, 2001, Ford Motor Company agreed to reimburse PeoplePC in the amount of $6.6 million for the costs incurred in preparing to roll out the Model E Program internationally. The payment was received and deposited on July 18, 2001 and was recorded as a reduction in expenses for the three months ended September 30, 2001.

          We began distributing products to Cinergy Services, Inc. in the United States in June 2001, and now have over 6,000 Cinergy employees as members. The Cinergy program is open to all employees of Cinergy for an employee co-payment. In the case of employees who already own PCs, Cinergy will subsidize the cost of ISP services for three years.

          We began offering ISP service to the U.S. employees of Bertelsmann, Inc. in August 2001 under a co-branding/co-marketing agreement with Bertelsmann. The ISP offering is co-branded with Bertelsmann "Planet B" elements, and is available to employees of Bertelsmann's operating units in North America.

          We entered into a co-marketing agreement with Motivano, the employee benefits and human resources service company, to offer PeoplePC's bundled computer-and-ISP-service packages to Motivano's client companies and their one million employees. We also entered into a co-marketing agreement with Health Alliance Plan to offer discounts on PCs and Internet connectivity to HAP's 600,000 members, 6,000 affiliated physicians and 1,000 employees.

          In August 2001, AAA of Southern New England began marketing a co-branded PeoplePC membership bundle and ISP service to its 1.8 million affiliated members.

          In September 2001, we launched a program to distribute products to the United States employees of Ingersoll-Rand. Ingersoll-Rand and PeoplePC will market the products to Ingersoll-Rand employees through a series of road shows and distribution of other marketing collateral.

          In the third quarter, we completed the roll-out of the Powergen employee connectivity program in the UK. Powergen, a leading UK supplier of gas, electric and telephone services, subsidized the program that is providing the company's more than 5,000 employees with all-in-one home computing packages.

          Also in the quarter, we completed the launch of key technology and implementation solutions for Yahoo Japan Corporation's Internet broadband service, making it possible for Yahoo Japan to sign more than 130,000 members between July and September and accommodate over 560,000 new applications.

          Membership revenues consist of revenues earned from the sale of membership bundles; the related charges for shipping the systems; and revenues earned from the sale of PeoplePC Online memberships, which include all of our Internet related services but do not include a computer system. Although we receive revenue from the sale of membership bundles at the time of the member's enrollment, we generally defer the revenue and amortize it over the life of the membership contract. Beginning in May 2001, consumer membership packages include the personal computer, cost of shipping the personal computer system, Internet access for four years and participation in a member commerce program. In addition, consumers can subscribe to an optional extended warranty. Revenue and the related cost of revenues for the personal computer and shipping the personal computer system are recognized once the right of return has elapsed. Revenues and the related cost of Internet access, the participation in a member commerce program and the extended warranty are deferred and recognized over the life of the membership contract. We intend to continue to pursue members through enterprise agreements and our consumer programs to increase our membership revenues. We expect that memberships obtained through enterprise agreements will provide a significant portion of membership revenues in the future.

          Other revenues consist of revenues from the sale of upgraded monitors; the sale of printers; additional shipping revenues related to upgraded monitors; the sale of printers; revenues from merchants, content partners and suppliers; and revenues from development consulting services. Other revenues are recorded in the period earned because these products, which are not requested by all members, are separately identifiable transactions and the related earnings process is completed at that time. We expect to increase our revenues from merchants, content partners and suppliers in the future.

          In May 2001, we transitioned certain programs to a 48-month term membership, in conjunction with a 48 month financing arrangement offered by MBNA. This transition also included a change in computer manufacturer from IBM to Hewlett Packard. The warranty on IBM products was a 3-year manufacturer's warranty. When the product line shifted to Hewlett Packard, Service Net became the warranty provider and the warranty became a 1-year onsite warranty. In addition, we began to offer 3-year warranty upgrade, which, if purchased, would bring the length of warranty in line with the membership term of 48 months.

Results of Operations

          Three months ended September 30, 2001 and 2000

     Revenues

          Membership Revenues Earned. Membership revenues earned include membership revenues, related shipping revenues, revenues from PeoplePC Online memberships, and recognition of membership revenues previously deferred. Gross membership revenues decreased 86% to $16.8 million for the three months ended September 30, 2001 from $124.4 million for the three months ended September 30, 2000. Revenues recognized from our online program included in gross membership revenues at $1.7 million for both the three months ended September 30, 2001 and September 30, 2000. Because we recognize most membership revenues over the term of the membership agreement, $11.2 million of membership revenues was deferred for the three months ended September 30, 2001, while $123.9 million was deferred for the three months ended September 30, 2000. Membership revenues earned include the recognition of $40.0 million and $10.3 million in revenues previously deferred for the three months ended September 30, 2001 and September 30, 2000, respectively.

          Other Revenues. Other revenues consist of sales of peripherals and the incremental cost of upgrades, the related shipping revenues, revenues from merchants, content partners and suppliers and revenues from providing development services. Other revenues decreased by 83% to $2.4 million for the three months ended September 30, 2001, of which $0.9 million was related to the sale of upgrades and peripherals and $0.4 million was related to services provided to SOFTBANK. For the three months ended September 30, 2000, other revenues were $14.5 million, $14 million of which were related to the sales of upgrades and peripherals. The decrease in other revenues is primarily due to the fact that no peripherals or upgrades are offered under the Vivendi Universal program, which was being implemented in the latter period, as compared with the implementation of enterprise programs in the earlier period in which peripherals and upgrades were offered.

     Cost of Revenues

          Cost of Membership Revenues Earned. Cost of membership revenues earned consists primarily of the cost of the basic system hardware and software, fulfillment and shipping costs and our cost of providing members with Internet connectivity. Cost of gross membership revenue decreased 94% to $6.9 million for the three months ended September 30, 2001 compared to $125.3 million for the three months ended September 30, 2000. Because we recognize most system hardware and software cost of revenues over the term of the membership agreement, $7.3 million of cost of membership revenues was deferred for the three months ended September 30, 2001, while $122.8 million of cost of revenues was deferred for the three months ended September 30, 2000. Cost of membership revenues earned included the recognition of $37.1 million and $9.5 million in costs previously deferred for the three months ended September 30 2001 and September 30, 2000, respectively. The cost of providing Internet service to our members included in cost of membership revenue $5.5 million and $3.8 million for the three months ended September 30, 2001 and September 30, 2000, respectively. Cost of membership revenues for the three months ended September 30, 2001 also includes a $9.7 million net amortization of acquisition discount previously recognized, $7.0 million of which was the reversal of the acquisition discount reserve resulting from a change in estimate of future costs due to decreased ISP expenses. For the three months ended September 30, 2000, cost of revenues includes a net provision of $14.6 million for the amount by which our estimated cost of membership exceeds the related current and future membership revenue.

          Cost of Other Revenues. The cost of other revenues for the three months ended September 30, 2001 decreased by 95% to $0.7 million from $13.4 million for the three months ended September 30, 2000. Cost of other revenues primarily consists of the cost of printer and monitor peripherals, the incremental cost of upgrades, and the related shipping expense. Cost of other revenues also includes incidental costs incurred such as restocking fees. These costs are not significant for the periods reported.

     Operating Expenses

          Sales and Marketing. Sales and marketing expense includes fees paid to third- party advertising sales agents, sales support functions, travel and related expenses and related salaries and benefits. Sales and marketing costs are expensed in the period incurred. Sales and marketing expense decreased by 83% to $3.9 million for the three months ended September 30, 2001, $0.6 million of which was related to fees paid for third-party advertising. For the three months ended September 30, 2000, sales and marketing expense was $22.3 million, $17.7 million of which was related to fees paid for third-party advertising. Sales and marketing expense includes the amortization of deferred stock-based compensation of $1.2 and $3.1 million for the three months ended September 30, 2001 and September 30, 2000, respectively. We have shifted the focus of our sales and marketing program to more efficient enterprise and affinity channels and more effective targeted marketing. As a result, sales and marketing expenses have decreased in absolute dollars and as a percentage of revenues.

          General and Administrative. General and administrative expenses includes payroll and related expenses for management and administrative personnel, expenses related to maintaining member relations, facilities costs, professional service fees, travel and other general corporate expenses. General and administrative expense decreased by 42% to $16.9 million for the three months ended September 30, 2001 and included approximately $0.6 million of facilities expense and $4.9 million paid to outside consultants, contractors and other professionals for services rendered. For the three months ended September 30, 2000, general and administrative expense was $29.2 million including approximately $1.0 million of facilities expense and $8.9 million paid to outside consultants, contractors and other professionals for services rendered. General and administrative expense included stock-based compensation amounting to $0.7 million and $8.7 million for the three months ended September 30, 2001 and September 30, 2000, respectively.

          Other operating expenses. For the three months ended September 30, 2001, other operating expenses consists of a reimbursement of $6.6 million from Ford Motor Company for the costs incurred in preparing for the international roll out of the Ford program and the reversal of the remaining $1.0 million accrual established in 1999 to cover any potential exposure related to non-conforming computers held on our behalf by our distributor. For the three months ended September 30, 2000, these costs were not significant.

     Minority share interest in net loss of consolidated subsidiaries

          The minority interest in net loss of consolidated subsidiaries of $0.7 million for the three months ended September 30, 2001 represents 35% of $2.0 million net loss of the consolidated subsidiaries. For the three months ended September 30, 2000, the minority interest in net loss of consolidated subsidiaries of $1.0 million represents 35% of $2.8 million net loss of the consolidated subsidiaries.

     Net interest income/expense

          Interest income from cash equivalents and restricted cash was $0.8 million for the three months ended September 30, 2001. Interest income from cash equivalents and restricted cash was $0.9 million for the three months ended September 30, 2000.

     Income tax expense

          Income tax expense for the three months ended September 30, 2001 consists of an accrual of $0.4 million for any potential Dutch Corporate Income Tax. As a result of our operating losses and the uncertainties related to our ability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income tax in the United States of America for the three months ended September 30, 2001. We have provided a full valuation allowance on our deferred tax assets.

     Net Loss

          Net loss for the three months ended September 30, 2001 decreased 97% to $1.9 million from $64.2 million for the three months ended September 30, 2000. For the three months ended September 30, 2001, the net loss was primarily attributable to operating expenses of $13.2 million exceeding the gross profit of $10.5 million. For the three months ended September 30, 2000, $14.6 million of net loss was attributable to cost of revenues exceeding revenues, $39.6 million was attributable to the operating expenses, $11.9 million was attributable to the amortization of deferred stock-based compensation, and $14.6 million was attributable to a provision for acquisition discounts.

Nine months ended September 30, 2001 and 2000

     Revenues

          Membership Revenues Earned. Membership revenues earned include membership revenues, related shipping revenues, revenues from PeoplePC Online memberships, and recognition of membership revenues previously deferred. Gross membership revenues decreased 28% to $143.6 million for the nine months ended September 30, 2001 from $200.2 million for the nine months ended September 30, 2000. Revenues recognized from our online program included in gross membership revenues increased by 23% to $5.3 million for the nine months ended September 30, 2001 from $4.3 million for the nine months ended September 30, 2000. Because we recognize most membership revenues over the term of the membership agreement, $127.9 million of membership revenues was deferred for the nine months ended September 30, 2001, while $194.9 million was deferred for the nine months ended September 30, 2000. Membership revenues earned include the recognition of $105.2 million and $18.6 million in revenues previously deferred for the nine months ended September 30, 2001 and September 30, 2000, respectively.

          Other Revenues. Other revenues consist of sales of peripherals and the incremental cost of upgrades, the related shipping revenues, revenues from merchants, content partners and suppliers and revenues from providing development services. Other revenues decreased by 65% to $7.2 million for the nine months ended September 30, 2001, of which $4.0 million was related to the sale of upgrades and peripherals, $2.2 million was related to our merchant commerce program, and $0.9 million was related to service provided to SOFTBANK. For the nine months ended September 30, 2000, other revenues were $20.3 million, $19.8 million of which were related to the sales of upgrades. The decrease in other revenues is primarily due to the fact that no peripherals or upgrades are offered under the Vivendi Universal program.

     Cost of Revenues

         Cost of Membership Revenues Earned. Cost of membership revenues earned consists primarily of the cost of the basic system hardware and software, fulfillment and shipping costs and our cost of providing members with Internet connectivity. Cost of gross membership revenue decreased by 42% to $114.3 million for the nine months ended September 30, 2001 from $196.6 million for the nine months ended September 30, 2000. Because we recognize most system hardware and software cost of revenues over the term of the membership agreement, $102.0 million of cost of membership revenues was deferred for the three months ended September 30, 2001, while $187.5 million of cost of revenues was deferred for the nine months ended September 30, 2000. Cost of membership revenues earned included the recognition of $94.0 million and $16.9 million in costs previously deferred for the nine months ended September 30, 2001 and September 30, 2000, respectively. The cost of providing Internet service to our members included in cost of membership revenue is $18.2 million and $8.8 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. Cost of revenues for the nine months ended September 30, 2001 also includes a reduction of $20.1 million related to the net amortization of acquisition discount previously recognized, $13.7 million of which was the reversal of the acquisition discount reserve resulting from a change in the estimate of future costs due to decreased ISP expenses. For the nine months ended September 30, 2000, cost of revenues includes a net provision of $19.1 million for the amount by which our estimated current and future cost of membership exceeds the related current membership revenue.

          Cost of Other Revenues. The cost of other revenues for the nine months ended September 30, 2001 decreased by 67% to $6.3 million from $19.2 million for the nine months ended September 30, 2000. Cost of other revenues primarily consists of the cost of printer and monitor peripherals, the incremental cost of upgrades, and the related shipping expense. Cost of other revenues also includes incidental costs incurred such as restocking fees totaling $3.2 million and $1.2 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. The decrease in cost of other revenues is primarily due to the fact that no peripherals or upgrades are offered under the Vivendi Universal program.

     Operating Expenses

          Sales and Marketing. Sales and marketing expense includes fees paid to third- party advertising sales agents, sales support functions, travel and related expenses and related salaries and benefits. Sales and marketing costs are expensed in the period incurred. Sales and marketing expense decreased by 80% to $17.6 million for the nine months ended September 30, 2001, $5.5 million of which was related to fees paid for third-party advertising. For the nine months ended September 30, 2000, sales and marketing expense was $88.5 million, $49.6 million of which was related to fees paid for third-party advertising and $26.0 million of which was related to a charge taken in connection with the warrants and rights granted to Ford and Delta. Sales and marketing expense includes the amortization of deferred stock-based compensation of $2.4 million and $10.4 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. We have shifted the focus of our sales and marketing program to more efficient enterprise and affinity channels and more effective targeted marketing. As a result, we expect sales and marketing expenses to decrease in absolute dollars and as a percentage of revenues.

          General and Administrative. General and administrative expense includes payroll and related expenses for management and administrative personnel, expenses related to maintaining member relations, facilities costs, professional service fees, travel and other general corporate expenses. General and administrative expense increased by 10% to $72.1 million for the nine months ended September 30, 2001, including approximately $1.6 million of facilities expense and $20.1 million paid to outside consultants, contractors and other professionals for services rendered. For the nine months ended September 30, 2000, general and administrative expense was $65.5 million, including approximately $1.9 million of facilities expense and $20.4 million paid to outside consultants, contractors and other professionals for services rendered. General and administrative expense included stock-based compensation amounting to $4.1 million and $21.8 million for the nine months ended September 30, 2001 and September 30, 2000, respectively. The increase in general and administrative expense is primarily due to the expansion of our international operations.

          Contract cancellation fee. For the nine months ended September 30, 2001, we paid $2.6 million to cancel contracts with two original equipment manufacturers

          Other operating expenses. For the period ended September 30, 2001, other operating expenses consists of a reimbursement of $6.6 million from Ford Motor Company for the cost incurred in preparing for the international roll out of the Ford program, the credit adjustment to a loss reserve established in 1999 to cover any potential exposure related to non-conforming computers held on our behalf by our distributor in the amount of $4.4 million and other operating expenses of $1.1 million.

     Minority interest in net loss of consolidated subsidiaries

          The minority interest in net loss of consolidated subsidiaries of $4.7 million for the nine months ended September 30, 2001 represents 35% of the $13.4 million net loss of the consolidated subsidiaries. For the nine months ended September 30, 2000, the minority interest in net loss of consolidated subsidiaries of $1.0 million represents 35% of the $2.8 million net loss of the consolidated subsidiaries.

     Net interest income/expense

          Interest income from cash equivalents and restricted cash was $1.5 million for the nine months ended September 30, 2001. Interest expense was $3.0 million, $1.4 million of which was attributable to a discount related to the sale of receivables from Delta Airlines, Inc. and $0.8 million was related to the Chase Manhattan Bank line of credit for the nine months ended September 30, 2001. Net interest income from cash equivalents and restricted cash was $2.3 million for the nine months ended September 30, 2000.

     Income tax expense

     Income tax expense for the nine months ended September 30, 2001 consists of an accrual of $0.4 million for any potential Dutch Corporate Income Tax. As a result of our operating losses and the uncertainties related to our ability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income tax in the United States of America for the nine months ended September 30, 2001. We have provided a full valuation allowance on our deferred tax assets.

     Net Loss

          Net loss for the nine months ended September 30, 2001 decreased 66% to $64.9 million from $189.4 million for the three months ended September 30, 2000. Significant components of net loss for the three months ended September 30, 2001 were revenues exceeding cost of revenues by $15.4 million, operating expenses of $73.9 million, amortization of deferred stock-based compensation of $6.5 million, and the net amortization of acquisition discount of $20.1 million. For the nine months ended September 30, 2000, $20.5 million of net loss was attributable to cost of revenues exceeding revenues, $154.0 million was attributable to operating expenses, $32.3 million was attributable to the amortization of deferred stock-based compensation, $19.1 million was attributable to a provision for acquisition discounts, $26.0 million was attributable to a charge taken in connection with the warrants and rights granted to Ford and Delta and $18.2 million was attributable to the beneficial conversion feature of preferred stock.

     Liquidity and Capital Resources

          As of September 30, 2001, our sources of liquidity, on a consolidated basis, consisted of $18.0 million in cash and cash equivalents, including $4.1 million in restricted cash. Our net accounts receivable balance as of September 30, 2001 was $7.0 million. Of these amounts, $7.3 million in cash and $2.8 million in accounts receivable balance ($5.3 million and $2.8 million, respectively, after effect is given to the $2 million loan made in November, 2001 from PeoplePC Europe N.V. to PeoplePC, is held by our subsidiary, PeoplePC U.K. Limited. Due to legal and other constraints, some or all of the cash assets held by our European Subsidiaries may be unavailable for use by PeoplePC.

          Our currently available cash, cash equivalents and cash flows to be generated from operations may not be sufficient to allow us to reach a position where revenues meet or exceed funding requirements for operations on a continuing basis. As a result, further capital investment or other financing may be needed to fund operations. If we are not able to raise additional funds, we may be required to curtail or discontinue some or all of our operations.

          We are currently in discussions to raise additional funds through strategic relationships, equity financing, debt financing, and other transactions and arrangements. While to date these discussions have been encouraging, we cannot give assurances that additional financing will be available on favorable terms, or at all. We may have to sell stock at prices lower than those paid by existing stockholders, and perhaps lower than existing market prices, which will result in dilution of existing stockholders. We may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit our operating flexibility.

          Net cash used in operating activities was $79.8 million for the nine months ended September 30, 2001. Cash provided by operating activities for this period consisted primarily of membership fees. Cash used in operating activities for these periods consisted primarily of advertising expenses, general and administrative expenses, costs of our computer systems and peripherals, payroll and other employee-related expenses, and a decrease in accrued liabilities.

          Net cash provided by investing activities was $18.3 million for the nine months ended September 30, 2001. Net cash provided by investing activities for this period consisted primarily of a decrease of $18.8 million in accounts collateralizing letter of credit agreements securing future inventory.

          Net cash provided by financing activities was $9.7 million for the nine months ended September 30, 2001. Net cash received from financing activities for this period consisted of $14.5 million for the sale of Delta Airlines, Inc. receivables and a $4.7 million repayment of borrowings under our line of credit.

          We have incurred substantial losses and negative cash flow from operations since inception. As of September 30, 2001, we had a net capital deficiency of $67.4 million. We intend to pursue new enterprise and other arrangements to increase revenues and cash flow. We also have taken and intend to take further steps to reduce expenses. Steps already taken include targeting sales and marketing expenditures on channels with low acquisition cost per member, consolidation of sales offices and a realignment and reduction of our workforce. In an effort to further improve liquidity, we sold in May 2001 substantially all of our Delta Airlines, Inc. receivables and have signed an agreement pursuant to which we may sell future Delta receivables.

          Any projections of future cash needs and cash flows are subject to substantial uncertainty. We are also subject to unanticipated developments in the short term, such as the entry into agreements that require large cash payments, further deterioration of the Internet industry or the acquisition of businesses with negative cash flows, which may necessitate additional financing. We may seek to raise additional funds through public or private debt, strategic relationships or other arrangements in order to fund our operations and capital expenditures; take advantage of favorable business opportunities; acquire complementary businesses or technologies; develop and upgrade our technology infrastructure; reduce outstanding debt; develop new product and service offerings; take advantage of favorable conditions in capital markets; or respond to competitive pressures.

          Except where we contract directly with equipment manufacturers, we rely on Ingram Micro to distribute computer systems and peripherals from our suppliers to our customers. Our computer suppliers ship their products directly to Ingram Micro's distribution centers around the country. When a customer application is approved, products are picked from inventory, packed and shipped to our customers from the distribution center closest to the shipping address. Ingram Micro purchases inventory on our behalf based on sales projections made by us. We are obligated to purchase inventory held by Ingram Micro purchased on our behalf. Our agreement with Ingram Micro expired on February 28, 2001. The term of the agreement has not been extended. However, the parties currently continue their business relationship. At September 30, 2001, we had approximately $1.4 million noncancelable purchase commitments with Ingram Micro.

          During 1999, Ingram Micro purchased on our behalf approximately 29,000 computers from Toshiba, which proved to be non-conforming. We recorded a provision of $15.6 million relating to the cost of resolving any potential dispute over such non-conforming computers. During fiscal 2000, we reached an agreement with Ingram Micro to liquidate the non-conforming computers and to split the parties' combined losses equally. As a result of this agreement, we reduced the provision by $8 million in December 2000. In early 2001, we reached a final settlement with Ingram Micro and paid our share of the loss. During the quarter ended September 30, 2001, we reversed the remaining $1.0 million in the reserve because we believe that the probability of any future claim from the OEM is remote.

          In June 2000, we formed a European subsidiary, PeoplePC Europe N.V. ("PeoplePC Europe"), a Netherlands corporation. We and PeoplePC Europe entered into financing and related agreements with @viso Limited, a U.K. company owned by SOFTBANK Corp., a Japanese company, and Vivendi Universal S.A., a French corporation. In the financing, PeoplePC Europe received $50.0 million from @viso payable over a two-month period beginning on the closing date in exchange for 35% of PeoplePC Europe's outstanding capital stock in the form of convertible preferred stock, and we retained 65% of PeoplePC Europe's outstanding capital stock in the form of common stock. We received our 65% interest in exchange for our grant of an exclusive license to use and exploit our technology and brand in Europe. We have retained the rights to our technology and brand in the rest of the world. The financing closed in July 2000. In addition, PeoplePC Europe issued a warrant to acquire convertible preferred stock to SOFTBANK Capital Partners LP representing 5% of PeoplePC Europe's shares outstanding as of the closing of the financing. This warrant was amended on May 30, 2001 in connection with the execution of the Put Option Agreement described below. PeoplePC Europe has the exclusive right and obligation to fulfill, market and sell PeoplePC products to and receive buyer's club revenues from European members including the European employees of enterprises such as Ford and Delta. We have comparable rights worldwide, including with respect to any enterprise agreement entered into by PeoplePC Europe with a European multinational operation. PeoplePC Europe will pay us, and we will pay PeoplePC Europe $100 for each member acquired in our respective territories as a result of the other party entering into an enterprise agreement.

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

          As a result of executing the Put Option Agreement, we acquired additional control over PeoplePC Europe, free of certain restrictions contained in the PeoplePC Europe Articles of Association and a related shareholder agreement. In particular, the @viso representatives to the board of directors of PeoplePC Europe resigned and we acquired control of the board of directors of PeoplePC Europe. In addition, PeoplePC Europe has the power to make loans to us, free of pre-existing structural and contractual restrictions, thus allowing use of PeoplePC Europe assets for the combined benefit of the two companies. Due to legal and other constraints, some of cash assets held by PeoplePC's European subsidiaries (which are consolidated in the Company's financial statements for purposes of this report) may be unavailable for purposes of funding the Company's U.S. operations and for general corporate purposes.

          PeoplePC Europe has made five loans to us. The first, in the amount of $15.0 million in February 2001; the second, in the amount of $6.0 million in April 2001; the third, in the amount of $4.0 million in April 2001; the fourth, in the amount $8.5 million in May 2001, and the fifth in the amount of $2.0 million in November, 2001. These notes are demand notes. Although we do not currently have sufficient cash resources to repay the notes; we control the board of directors of PeoplePC Europe and, therefore, have substantial discretion over the timing of demands made under these notes.

          In July 2001, our credit agreement with The Chase Manhattan Bank providing for a $50 million revolving credit facility expired. The facility was to be used in connection with the financing of receivables owed to us by Ford. We paid fees to the lender for the loan commitment and for underwriting and structuring. As of September 30, 2001, there was no balance outstanding in regard to this credit facility.

          The non-cancelable purchase commitments at September 30, 2001 included approximately $1.4 million to Ingram Micro. In the ordinary course of our business we make commitments to purchase computers in order to make timely deliveries to new members as they sign up for our membership package. However, we normally pay for the computers no sooner than two days after the time of shipment to the member, although we are required to maintain a deposit at Ingram Micro, adjusted weekly, equal to approximately 25% of outstanding purchase orders and unshipped inventory. On September 30, 2001, this deposit amounted to approximately $0.6 million.

          Under our typical consumer financing arrangements with MBNA, we receive promptly a lump sum payment from MBNA that completely pays for the purchase price of the membership. We generally receive this payment from MBNA before we are obligated to pay our computer system suppliers. Therefore, these arrangements enable us to use a relatively small amount of capital because the number of computers purchased and not paid for or financed at any given time will be only a fraction of the total purchase commitment that will typically extend over several months. Our enterprise connectivity programs typically provide for payment by the enterprise on a monthly or semi-monthly basis. Payments due from employees are typically collected at the time the order is placed with the distributor.

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

Risks Related to Our Business

  We may need to raise additional financing to fund our operations.

     In part because of the delay in the roll-out of the Vivendi employee program in the United Kingdom, Germany, and the United States, we do not expect to generate positive cash flow from operations until at least the first quarter of 2002, and the timing of our reaching cash flow positive status may be affected by a number of the risk factors described in this report. Our current cash reserves may not be sufficient to fund the Company's operations until that time. As a result, the Company may be required to raise additional capital in order to fund its operations. Such funds may not be available on acceptable terms, if at all. If we are unable to raise additional funds, we may have to severely curtail or discontinue some or all of our operations.

     Potential sources of additional funds may include financing transactions, including the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and the downturn in the U.S. stock and debt markets, as well as our existing debt leverage, could make it more difficult for us to obtain financing through the issuance of equity or debt securities in the future. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would likely be materially reduced. The Company may have to sell stock at prices lower than those paid by existing stockholders, and perhaps lower than existing market prices. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we issue debt securities to raise funds, the debt would be senior to equity in its claim on assets. The terms of any debt issued could impose restrictions on our operations.

  We have a limited operating history.

     The Company's business prospects are difficult to predict because of our limited operating history, unproven business model and rapidly evolving business strategies and markets. The Company was incorporated in March 1999 and began doing business in October 1999.

  Enterprise connectivity programs are important to our success; our ability to close and execute on such programs is not assured.

     We expect that a significant portion of our future revenues will come from connectivity programs directed at employees and customers of large companies. A company's willingness to undertake a connectivity program may be affected by general economic conditions and by particular business conditions affecting the company. The slowdown in the U.S. economy may cause companies to defer decisions to undertake connectivity programs. Connectivity program deals are complex and the sales cycle is long. And companies may be reluctant to enter into long-term relationships with companies like ours having limited financial resources. Further, the success of a connectivity program depends on satisfactory resolution of contractual issues such as the willingness of a company to subsidize an employee purchase, purchase prices and terms, vendor relationships, financing arrangements, levels of service to be provided, taxation of employee benefits, logistical arrangements and other factors. The execution of a connectivity program is subject to operational risks such as delivery arrangements, supply forecasting, Customer Care experience, and many other factors. These operational factors affect our costs and the speed with which a program may be implemented. There is no assurance that we will be able to close and execute connectivity programs at the rates and with the results envisioned by our business model.

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

  Our business would be harmed if we are unable to generate anticipated member commerce and other revenues.

     Our business model assumes that we will derive revenues from member commerce and other revenue-producing activities. The opportunities for generating revenues from Internet advertising and commerce have diminished industry-wide since December 2000. It is not certain that we will be able to generate the member commerce and other revenues envisioned by our business model.

  We rely on MBNA to provide consumer financing; our business would be harmed if MBNA discontinued providing financing and we could not find a replacement consumer finance vendor.

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

  We rely on Ingram Micro for distribution services; our business would be harmed if Ingram Micro stopped providing distribution services and we could not find a replacement distributor.

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

  We rely on OEMs to supply and deliver computers; our business would be harmed if they failed to perform.

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

  We rely on outside vendors for many of the services we provide to members; our business would be harmed if any of the vendors failed to perform.

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

  We may need infusions of additional capital as our enterprise business expands.

     Ingram Micro purchases and HP separately manufactures inventory on our behalf based on sales projections made by us. We are obligated to purchase inventory held by Ingram Micro or manufactured by HP on our behalf. At September 30, 2001, we had approximately $1.4 million in noncancelable purchase commitments with Ingram Micro and HP. Our capital commitments may increase as we obtain additional members under enterprise programs. To the extent we are not able to obtain such financing or payment terms, our capital requirements may increase substantially and our business would be harmed.

  Our business would be harmed if we are unable to generate anticipated revenues from our private label and co-branded ISP business.

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

     The markets for personal computers, Internet access and other online services are highly competitive. Existing or future competitors may develop or offer products or services that are comparable or superior to ours at a lower price, which could significantly harm our business. We compete for customers with the following types of companies:

     .  providers of online services, such as AOL and MSN;

     . vendors that offer product and services bundles that include a computer, Internet access and customer service in a single offering and provide a multi-year payment plan, such as Gateway;

     . vendors of personal computers that integrate Internet access and service with their products, such as Apple, Compaq, Dell and Gateway; and

     . combinations of computer vendors and Internet service and content providers.

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

  Our quarterly operating results are unpredictable resulting in volatility in the trading price of our common stock.

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

  Our operating results may be affected by exchange rate fluctuation and legal and regulatory requirements in the different countries in which we operate.

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

  Our business could be affected by adverse political and economic events in the countries in which we operate.

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

  Fluctuations in our workforce and management structure could have an adverse effect on our business.

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

     Our future success depends on the skills, experience and performance of our senior management and key personnel, particularly of our Chief Executive Officer, Nick Grouf, and our Chief Operating Officer, Daniel Kohler. We must retain these individuals and be able to attract and retain additional key personnel when needed in the future. Competition for individuals with business and technical expertise is high, especially in the San Francisco Bay Area where our operations are located. If we lose key personnel or if we are not able to attract and retain additional personnel when needed, we may be unable to successfully introduce new products and services or otherwise implement our business strategy. We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders. Due to the decline in the trading price of our common stock, a substantial portion of the stock options held by our employees have an exercise price that is higher than the current trading price of our common stock, and therefore these stock options may not be effective in helping us to retain valuable employees.

  We need to refresh the Company's products and services as technology changes.

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

  Our business may be harmed if we are unable to protect our intellectual property.

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

     For financial reporting purposes, we have determined that the estimated value of common stock was in excess of the exercise price, which exercise price was considered to be the fair market value as of the date of grant for 23.1 million options issued to employees through September 30, 2001. In connection with the grant of such options, we have recorded net deferred stock-based compensation of $21.7 million during fiscal 1999 and $63.5 million during fiscal 2000. Stock-based compensation expense will decrease our earnings over the period of amortization. Deferred stock-based compensation will be amortized over the vesting period which is generally 48 months from the date of grant. $3.0 million was expensed in the period ended December 31, 1999 and $43.1 million was expensed in the year ended December 31, 2000. We recognized stock-based compensation of $0.4 million and $6.3 million, net of $2.2 million and $10.3 million reversal of stock-based compensation amortized related to unvested shares for terminated employees for three and nine months ended September 30, 2001. We recorded reductions in deferred stock-based compensation relating to terminated employees of $2.7 million and $22.5 million for the three and nine months ended September 30, 2001. As of September 30, 2001, the Company had an aggregate of $9.8 million of deferred stock-based compensation remaining to be amortized.

     The balance is expected to be amortized as follows:

                                                    Deferred Stock-Based
                  Period                                Compensation
     ----------------------------------------  -------------------------------
     Remainder of year ending December 31,
           2001                                $2.2 million
           2002                                $5.8 million
           2003                                $1.9 million
           2004 and thereafter                 $0.1 million

     In April 2000, we raised $49.7 million in gross proceeds from the sale of 9,468,252 shares of series C preferred stock. Ford Motor Company purchased 4,765,650 shares of series C preferred stock in connection with this financing and other investors purchased 4,702,602 shares. Ford also received the right to purchase 1,905,000 shares of common stock in a private placement effected at the closing of our initial public offering at the same price per share as our initial public offering. Ford exercised this right in full. Because Ford exercised this right, Ford also received a warrant to purchase 2,857,500 shares of common stock, exercisable at the same price per share as our initial public offering of $10.00, at any time for a period of 200 days following the date of our initial public offering, August 21, 2000. On February 21, 2001, the expiration of the warrant issued to Ford Motor Company was extended to July 16, 2003. In relation to Ford, the value of the right, the warrant and the excess of the value of the common stock into which the series C preferred stock is exercisable over the price paid for the series C preferred stock is $24.5 million, and has been charged to sales and marketing expense in the second quarter of 2000. These rights and equity have been granted to Ford in order to gain access to Ford's employees as potential members and to entice Ford to purchase membership packages. As Ford has no future performance requirements and no minimum purchase commitments with respect to the membership packages, the charge has been expensed when incurred. The series C preferred stock converted into common stock on a 1-to-1 basis upon the closing of our initial public offering on August 21, 2000. In the fiscal year ended December 31, 2000, we incurred a dividend of $22.0 million as a result of a beneficial conversion feature of preferred stock issued to the other investors. This dividend has been calculated as the difference between the price paid by the investors and our initial public offering price per share of $10.00.

Terrorist attacks and threats of or actual war may negatively impact our business.

     Terrorist attacks in New York City and Washington, D.C. on September 11, 2001 have disrupted commerce throughout the United States. The continued threat of terrorism within the U.S. and the potential for military action and heightened security measures in response to this threat may cause significant disruption to commerce throughout the world. To the extent that this disruption results in delays or cancellations of customer orders, a general decrease in corporate spending on Internet services and products, or our inability to effectively service our customers or market our services and products, our business and results of operations could be materially and adversely affected.

The recent terrorist attacks in the U.S. could adversely affect the price and liquidity of our stock.

     Following the recent terrorists attacks in the United States, and in particular in New York City on September 11, 2001, there has been substantial volatility in the national equity markets. The attacks may have affected the price of our shares traded on The Nasdaq National Market. Any significant military or other response by the U.S. or its allies, future terrorists attacks or the anticipation of any such actions or events may have a further adverse impact on the U.S. and world economies and thus may adversely impact demand for our services, and the liquidity and price of our shares.

Risks Related to Our Industry

     Our business model assumes continued demand for personal computers.

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

     Our business could be harmed by unforeseen legal developments or regulation of the Internet.

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

     If we fail to maintain our listing on The Nasdaq National Market, the ability to buy or sell our common stock may be materially impaired.

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

          On September 27, 2001, the Nasdaq announced that it was implementing an across-the-board moratorium on the minimum bid and public float requirements for continued listing on Nasdaq. As a result, the Nasdaq dismissed its proceeding seeking to delist our common stock. Commencing January 2, 2002, we will again become subject to the Nasdaq listing requirements, and if we fail to meet those requirements Nasdaq will be able to commence a new proceeding

          There can be no assurance that we will meet the appropriate minimum bid price and public float requirements after January 2, 2002. If we are not in compliance with these requirements, the Nasdaq again may inform us that we have a specified period of time to come into compliance and if we fail to come into compliance our common stock could be delisted from the Nasdaq National Market. In the event our common stock is delisted from the Nasdaq National Market, we may attempt to have our common stock traded on the NASD over-the-counter Bulletin Board. If our common stock is delisted, it would seriously limit the liquidity of our common stock and impair our potential to raise future capital through the sale of our common stock, which could have a material adverse effect on our business. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock. Delisting could also adversely affect our relationships with vendors and customers.

    Our stock price has declined and may continue to be depressed and volatile in the future.

          The stock markets in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations. Since the initial public offering of our common stock, our stock price has declined from its initial public offering price of $10.00 per share in August 2000 to $0.32 per share on November 12, 2001. These factors may seriously impact the market price and volatility of our common stock in the future, regardless of our actual operating performance. We may also be sued in a securities class action lawsuit, which could be costly, divert our resources and seriously harm our business.

     Our principal stockholders can exercise a controlling influence over our business and affairs.

          As of September 30, 2001, our directors, executive officers and 10% or greater principal stockholders together controlled approximately 60.5% of our common stock. In addition, on February 16, 2001, we entered into a memorandum of agreement with certain of our principal stockholders providing them with an option to put shares of PeoplePC Europe N.V. held by them to PeoplePC in exchange for PeoplePC stock. The transaction was finalized when the parties entered into the Put Option Agreement and collateral agreements on May 30, 2001. If these options were fully exercised, our directors, executive officers and principal stockholders could control as much as 69.2% of our common stock. If these stockholders acted or voted together, they would have the power to elect our directors and to exercise a controlling influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to take action or omit to take action, even if doing otherwise would benefit our stockholders as a whole.

     Substantial future sales of our common stock in the public market may depress our stock price.

          Our stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the future. As of September 30, 2001, [96,891,356] shares were eligible or will be eligible in the future for sale in the public market, in some cases subject only to the volume, manner of sale and notice requirements of Rule 144 of the Securities Act of 1933. In addition, holders of put options pursuant to the Put Option Agreement dated May 30, 2001 may acquire up to approximately 32.6 million shares of PeoplePC common stock in exchange for shares of PeoplePC N.V. After August 15, 2001, these holders may require PeoplePC to register the shares so they can be sold in the public market. Sales of a substantial number of shares of our common stock could cause our stock price to fall, especially if the trading volume of our stock remains low. In addition, the sale of these shares in the public market could impair our ability to raise capital through the sale of additional stock.

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

Item 6.  Exhibits and Reports on Form 8-K

EXHIBIT INDEX

(a)  Exhibits

         Exhibit Number                           Description
---------------------------   --------------------------------------------------
10.1                          Promissory Note from PeoplePC Inc. to PeoplePC
                              Europe N.V. dated November 9, 2001.

10.2+ Amendment No. 3 dated July 18, 2001 to Master Agreement dated April 5, 2001, between PeoplePC, Inc. and Ford Motor Company

10.3++                        Retention Agreement between PeoplePc and Mary
                              Humiston dated June 29, 2001.

10.4++                        Retention Agreement between PeoplePC and Nick
                              Grouf dated June 29, 2001.

10.5                          Retention Agreement between PeoplePC and Michael
                              Bailey dated July 30, 2001.

----------------
+  Incorporated by reference to previously filed exhibit to the Quarterly Report on Form 10-Q (File No. 000-31299) of PeoplePC Inc. on July 15, 2001.
++ To correct previously filed exhibit to the Quarterly Report on Form 10-Q
    (File No. 000-31299) of PeoplePC Inc. for the period ended June 30, 2001 (filed July 15, 2001).

(b)  Reports on Form 8-K

     Current report on Form 8-K filed July 24, 2001.

     Amendment to Form 8-K filed July 24, 2001, filed July 25, 2001.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed and thereunto duly authorized, in the City of San Francisco, State of California, on November 14, 2001.



                                    PEOPLEPC, INC

                                    By: /s/ NICK GROUF
                                        --------------------------------------
                                        Nick Grouf
                                        President and Chief Executive Officer

                                    By: /s/ MICHAEL GLOGOWSKY
                                        --------------------------------------
                                        Michael Glogowsky
                                        Acting Chief Financial Officer