Form 10-K405
period 2001-12-31
PEOPLEPC INC
filed 2002-04-01
CIK 1109551

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ____________ to ____________.

                         Commission file number: 0-31299

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

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate value of voting stock held by non-affiliates of the Registrant was approximately $10,475,891 as of December 31, 2001, based upon the average of the high and low prices of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 31, 2001, the Registrant had outstanding 114,002,422 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         No information is incorporated into this report by reference

================================================================================

                                     PART I

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

Actual results may vary from those projected in the forward-looking statements. If our assumptions about the future do not materialize or prove to be incorrect, our results could differ materially from those expressed or implied by such forward-looking statements.

Specifically, the forward-looking statements contained herein depend on assumptions relating to our ability to expand our online program, enter into new enterprise agreements and expand our membership; our ability to provide consumer financing for the purchase of our products and services; the willingness of third party vendors to provide products and services on acceptable terms; our ability to meet our obligations under enterprise agreements; our ability to contain customer acquisition costs and the costs of providing products and services; our ability to generate revenues from merchant partners; our ability to generate, through operating revenues or through the proceeds of equity or debt financing, sufficient cash to implement our business plan; our ability to acquire blocks of members from other service providers through acquisitions of other ISPs or through wholesaling arrangements; the timing of acquisition of enterprise program members; our ability to improve pricing and eliminate acquisition discounts; our ability to generate revenues through our member commerce program and other activities; the cost of our international operations; and other risks described in this report and from time to time in PeoplePC's Securities and Exchange Commission periodic reports and filings.

We assume no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made. Further information on potential factors that could affect these forward looking statements and the company's financial results are included in our filings with the Securities and Exchange Commission.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

PeoplePC provides a customizable dial-up Internet connectivity service to consumers and to customers of our marketing partners -- corporations, membership organizations, portals and online content providers,

Internet service providers, and other organizations. Our service is nationwide, competitive in quality, and available at a price well below that of national branded competitors like AOL, MSN and Earthlink. The service can be customized to meet the needs of each marketing partner, thus providing our partners with an online platform through which they can communicate with customers and members.

The PeoplePC Online service is based on a nationwide dial-up network that provides the widest geographic coverage of any ISP. Our service provides unlimited dial-up access to the Internet, along with a toll-free Customer Care number. Service may be purchased on a monthly subscription basis or a prepaid basis.

The consumer Internet service market is segmented into companies (like AOL and and MSN) that provide Internet access service in association with Internet content "portals", and standalone Internet access services (like Earthlink and Juno) that are not associated with a portal and content. The former are branded with the name of the Internet service provider; the latter may carry the brand of the Internet service provider, or they may be co-branded or private-labeled.

PeoplePC has chosen to sell a co-branded or private-labeled service. We do not offer our own content (although we do readily incorporate content supplied by our marketing partners), and we have begun marketing our service under the name of our marketing partners. We enlist the aid of our marketing partners to sell our service to the marketing partner's customers, employees, and members. Companies and organizations are motivated to help us sell our service because by doing so they (1) provide their customers and members with a high quality, low cost Internet service, which may create synergies with their other business lines; (2) obtain a significant commission revenue stream; and (3) create a customizable communications platform through which they can communicate with customers and members.

We believe that the PeoplePC Online service operates on a cost basis that favorably compares to that of our competitors. Because we market primarily with the assistance of companies and organizations, our cost of acquiring Members and marketing costs are lower than those of competitors who acquire the bulk of their customers through mass consumer marketing efforts. Our costs may also be lower than those of some competitors because we do not attempt to provide content to Members. Rather, we have encouraged our marketing partners to provide their own content for the various online properties that are presented to Members. Finally, we have assembled network management technologies and networks of connectivity vendors that have produced a very competitive cost structure for providing the basic connectivity service. As a result of these and other factors, we have been able to establish a $15.95 per month retail price point, well below that of the industry leaders, AOL ($23.90), MSN ($21.50), and Earthlink ($21.50). We believe that our service provides outstanding value to end-users.

Because of our low costs, we are able to sell our service to the end user at a price substantially below that of the industry leaders. In the case of a commercial sponsor, the price and quality of our service alone establishes the value proposition for the end user. For sponsoring affinity groups, the end user has the added incentives of establishing an online communications link with his or her organization, and providing financial support as well. And our low cost permits us to pay to the marketing partner a substantial commission on the resulting revenue stream.

In addition to providing a revenue stream to a sponsoring organization, we provide the organization with a turn-key relationship management platform that is easily customizable to meet its institutional requirements. Our displays, screens, pages, pop-ups, and other devices can all carry the sponsor's name, messages, and content. Our marketing partner may use these properties to merchandise to its customers, to communicate information, to deliver political messages, or to communicate any other matter that furthers the marketing partner's institutional goals.

We also plan to offer our service at "wholesale" to telephone companies, cable companies, and other providers for whom narrowband is not a core competency, but required as part of their overall offering. We believe that the service will also be of interest to regional Internet service providers who do not enjoy our cost advantages.

The Internet Access Service Provider Market: Broadband vs. Narrowband
---------------------------------------------------------------------

The consumer market for Internet access services is segmented into so-called "narrowband" services (access through regular telephone lines at speeds up to 56K) and "broadband" services (access through cable, DSL, or other technologies allowing speeds in excess of 56K).

Over recent years, many companies have rushed to build infrastructure to provide broadband services. But broadband services have experienced problems penetrating the consumer market. The price points for broadband service are substantially higher than for dial-up. Broadband is more difficult and expensive to install, and regulatory issues have inhibited its spread. DSL is not technically capable of serving all users. Cable service carries the potential for degraded performance as the number of subscribers increases in an area. And the broadband performance advantage is decreasing as dial-up service performance is enhanced through a variety of hardware and software solutions.

Apart from the technical problems with various broadband technologies, there is as yet low consumer demand for broad-band services. In part, this is due to the lack of compelling applications that require broad-band. Average consumers are not at this time clamoring to download movies or streaming video over their Internet connections. This may materialize someday, but we believe that the present dial-up Internet access technology meets the typical consumer's needs quite well, and that the dial-up technology will be with us for many years to come. As a result, we have chosen to assemble a low-cost dial-up network to meet this demand.

The same infrastructure built to provide broadband service also supports dial-up service. The delay in acceptance of broad-band means that the carriers have built network over-capacity that will be available at relatively low prices, at least for the short term. We can take advantage of this over-capacity in our wholesale arrangements with telecommunications providers.

While we are placing our current emphasis on dial-up service, at the same time we are planning for the time when broad-band is demanded by a large number of consumers. When that happens, we hope to have a large number of subscribers that are eager to convert to a PeoplePC-offered broad-band service.

Our Internet Access Network and Technology
------------------------------------------

During 2001, we expanded our nationwide Internet access network through contracts with 12 leading wholesale connectivity providers. We now have the largest, most redundant dial-up network in North America, with over 7,000 local dialup numbers that cover 100% of the top 100 Metropolitan Statistical Areas in the United States. Our network also provides coverage in Canada and many rural locations throughout the United States. According to a recent study, our geographic coverage in the US ranked above any other ISP, surpassing even the world's largest ISP, America Online. We believe that ours is one of the lowest-cost, highest-quality retail Internet networks available.

In assembling our network, we have taken advantage of industry overcapacity by negotiating with multiple vendors to reduce our cost of providing Internet connectivity. We use technology that allows us to drive traffic to the best and lowest cost ISP suppliers. The total number of local access numbers we offer has been increasing as current ISPs expand their networks and as we integrate new ISP suppliers. Because of our multiple ISP partnerships, PeoplePC's network offers significant redundancy. We attempt to structure our ISP contracts with minimal commitment levels, allowing us to drive traffic based on highest service quality and lowest cost, instead of mandatory commitment levels. We maintain service level agreements with our connectivity vendors to ensure the highest levels of service.

Unlike the industry-leading MSN and America Online ISP services, we produce minimal content. We do not operate "portals" or "home pages" for our subscribers. Accordingly, we do not incur the continuing costs of producing significant content.

Our PeoplePC Online service incorporates a technology that resembles a "home page," but isn't. Our "Welcome Page" is a customizable page that appears every time a PeoplePC member logs on. The Welcome Page originates from our servers, and we control its content. The Welcome Page forms a jumping-off place for the Member to open the browser and begin to surf the Web. Unlike a default home page, which is a user-defined browser feature, the Welcome Page is "hard wired" into the PeoplePC dialer and user experience.

Different Welcome Pages can be served to different groups of customers. Thus, customers of a corporate sponsor see a Welcome Page designed particularly for that sponsor. We can also accomplish program customization of other Web properties, including our proprietary dialer screen, member emails, billing statements, and browser enhancements.

Our Welcome Page is also used to promote various marketing efforts, including our "PeopleShop Service." The PeopleShop Service is a merchandising service provided to us by a third party on a private label basis. We receive commission income on sales made through the PeopleShop Service. We also display on the Welcome Page offers from our merchant partners. The merchant partners pay us sales commissions on purchases by PeoplePC Members made on the merchants' websites.

We are able to download enhancements automatically to particular groups of end users, allowing us to add on an automated basis further functionality to the client platforms installed on end Members' computers.

Products and Services
---------------------

A "PeoplePC Membership" comprises the right to use PeoplePC's Internet access service, customer care, and other Member services. A PeoplePC Membership can be acquired in the form of a monthly or prepaid PeoplePC Online subscription, or as part of a "Membership Package." A member purchasing a Membership Package receives a new, name-brand personal computer and a four-year pre-paid PeoplePC Membership. (The components of the Membership Package are described further below.)

PeoplePC Memberships

A PeoplePC Membership provides the following benefits:

          . Internet access through a nationwide, high-quality, dial-up network.

          . For Membership Package customers, the choice of several brand-name computer systems, and a wide array of upgrades and peripherals.

          .    Two e-mail accounts.

          .    Customer service and technical support.

          .    Optional in-home extended service contracts for hardware.

          . The opportunity to participate in our member commerce and community programs.

          . A customizable Welcome Page that appears each time the Member signs on to the Internet.

          .    Access to PeopleShop, our online store for members.

          . PeoplePal, a continually present web-browsing accessory that provides context sensitive communications for use in merchandising or by an enterprise sponsor. PeoplePal provides several functions:

                    . Constant access to the PeoplePC member home page and its sub-pages through a pull-down menu.

                    . Automatic alerts about merchant partner deals when a member visits a merchant partner's web site unless a member chooses to disable this feature.

                    . A "wallet" that stores personal information necessary to complete online purchases, such as credit card number and shipping information. The wallet can be used to automatically fill in information at selected site with a single button click.

                    . One-click access to online help such as Frequently Asked Questions, or FAQs.

                    .    One-click access to member email.

          . PeoplePages, a proprietary product that allows members to create a web-based digital member profile by answering a questionnaire. Members can search for PeoplePages based on interests such as nature/the outdoors or technology and communicate with other members with similar interests by mail and email.

          . Web Page Hosting. Members receive 10Mb of disk capacity for hosting their personal web page. We offer Trellix's web based publishing tool Trellix Web Express, which allows simple and powerful web site building without knowledge of HTML.

Members receive easy-to-follow instructions to assist with the set-up of their computers and access to our network. Our Web site contains a customer service page that outlines PeoplePC policies and provides answers to frequently asked questions. Members also can call or email representatives for customer service and technical support.

PeoplePC Online Program and Custom Connections
----------------------------------------------

We have offered monthly PeoplePC Online subscriptions since the first quarter of 2000. We initially charged $9.95 per month. Our current monthly subscription fee is $15.95. Through most of 2000 and 2001, monthly subscriptions to the PeoplePC Online service were primarily offered to consumers, and were not heavily marketed.

We have been able to integrate our customizable platform into our low-cost Internet access service. This product offering has generated substantial interest among affinity groups, employers, and large consumer companies. We call the program "Custom Connections."

Custom Connections is a customizable ISP service that can be branded with the PeoplePC brand, co-branded with the sponsoring organization's brand, or completely private labeled. The service can be offered on a wholesale basis, with the sponsoring organization reselling the service, or retailed by PeoplePC under the sponsoring organization's branding (this is often referred to as a "powered by" service). Aside from the benefit to a sponsor of being able to communicate online with its constituencies, the Custom Connections program offers a significant economic benefit to sponsors. Because of our low costs, we are able to provide sponsoring organizations with a substantial monthly revenue stream, based upon the subscribers that the program produces.

Through the Custom Connections program, we can provide a turn-key ISP solution in which we provide the following services:

     .    Manufacturing and distributing installation CDs;
     .    Systems to support downloading of installation software;
     .    Account provisioning;
     .    Billing and collection;
     .    Cancellations; and
     .    Tracking and reporting.

The sponsoring company or organization typically pays for the marketing of the service, and in wholesale/resale and private label deals, may completely take over the marketing and customer retention functions for the target population.

We offer the following enhancements and customizations to our sponsoring companies and organizations:

     . We can place desktop icons on members' desktops that lead to the sponsoring entity's Web site or Intranet.
     . We can customize operating system enhancements such as our dialer, wallpaper and other enhancements.
     . Each time a member connects to the Internet, the Welcome Page appears displaying the PeoplePC logo, the enterprise's logo, along with selected promotions and correspondence to the enterprise's employees, customers and affiliated parties.

               . We provide high-quality and reliable customer service that can be co-branded with the enterprise through our call centers and by email.

               . We offer a friendly environment and tools to personalize our members' experience when surfing the web. Sponsors can co-brand certain community features such as the PeoplePal.

One of our priorities for 2002 will be to offer our Custom Connections programs through major membership and affiliate organizations and through major consumer companies. We will also continue to offer our PeoplePC Online service directly to consumers through monthly subscription arrangements. We will increasingly rely upon recurring monthly subscription income, rather than the up front payments that characterize our Membership Package programs.

From a competitive standpoint, the industry leaders in consumer dial-up connectivity, Earthlink, MSN, and America Online, have established a $21.95 ($23.90 in the case of AOL) price point umbrella. We believe that these providers have a materially higher cost structure. Because we do not attempt to provide content to our members, we can offer our service at a much lower price point and still make a healthy margin.

Acquisitions of PeoplePC Online Customers from Existing Internet Service
------------------------------------------------------------------------
Providers
---------

In order to increase our monthly ISP subscription revenue, we are actively pursuing opportunities to acquire customers from existing retail ISP services. This could take the form of acquisition of customer bases from existing companies, acquisitions of existing companies, or wholesaling and private labeling arrangements under which existing ISPs could effectively outsource their service obligations. Our low costs and high quality service could make this an attractive option for higher cost providers, and for providers for whom dial-up service is not a strategic priority.

Historical Background

We were incorporated in March, 1999 as a Delaware corporation. During mid-1999, we focused on developing relationships with vendors, suppliers and merchants. We began offering our products and services on a commercial basis in Fall, 1999.

We currently operate principally in the United States, the United Kingdom, and France. Foreign majority-owned subsidiaries support our international operations. We formerly operated in Asia through a Singapore subsidiary, but we closed that subsidiary effective September 30, 2001.

When we started, we were primarily focused on selling Membership Packages. We added value by packaging together in a user-friendly way all the elements that a person would need to access the Internet. At that time, our broad business strategy was to sell large numbers of Membership Packages at, near, or below our cost. We would make money through aggressive "monetization" of the resulting large Membership base. We would be paid up front for Membership Packages, and although for accounting purposes the revenues would have to be recognized over the term of the Membership, the up front cash could in the meantime be invested to grow the business.

In our original vision, PeoplePC would develop its own consumer brand, and would develop "stickiness" through supplying content and services to Members. In this vision, our business would eventually have similar dynamics to that of MSN or AOL, except that we would acquire our customers in a different and more efficient manner. In our current business strategy, we have de-emphasized the marketing of Membership Packages, whether through large subsidized employee connectivity programs, channel programs, or our Consumer Program. This enabled us to cut costs dramatically in 2001 by shedding much of the overhead that went with a hardware business operating at scale. While we will continue our efforts to monetize Members, we now are focused on selling the PeoplePC Online service to subscribers for monthly fees that are intended to generate a company-sustaining margin and revenue stream.

In the fiscal year 2000, we signed contracts with three large companies, Ford Motor Company, Delta Airlines, and Vivendi Universal, S.A., under which we distributed our Membership Packages to their respective employees. In all three deals, the employer subsidized the purchase of the Membership Packages, and consequently we had very high program take rates and sales. These deals caused our Membership numbers and revenues to grow dramatically during 2000 and 2001.

However, with the economic downturn that began in December, 2000, the momentum behind employer-subsidized home computer/Internet programs dissipated, and fewer large companies have been willing to adopt capital-intensive employee benefit programs. In addition, December, 2000 marked the retreat - at least for now - of the idea that "monetization" of Internet users could generate enough revenues to support the business. As a result of these developments, we spent the last half of 2001 refocusing our strategies for the new economic environment.

Products and Services

Membership Packages
-------------------

Through our Membership Package programs, we offer a brand name multimedia computer system that includes a high-quality personal computer and peripherals such as printers and monitor upgrades. The computer system is packaged with four years prepaid PeoplePC Membership (we formerly offered a three-year package). The Member in effect prepays for the service components of the package, because he or she pays in full when the package is purchased. However, by financing the purchase price of the package through our financing partner, a Member can make a monthly financing payment over the term of the Membership of as low as $24.95. Our financing partner adjusts the interest rate charged on the financing depending on the creditworthiness of the Member. Alternatively, a Member could pay the purchase price of the package through a charge to the Member's credit card.

Membership Package purchasers may select from as many as four different computer systems depending on price, customer requirements and availability. We have provided our members with computer systems from Hewlett-Packard, IBM, Toshiba and Compaq, depending on the availability and pricing of these systems at the time of the shipment. Presently, Hewlett-Packard is our principal computer vendor. In the future, we may offer computers from other computer vendors. Currently, our systems come pre-loaded with Microsoft Windows XP, Internet Explorer 5.5, Microsoft Works 2001, Microsoft Encarta 2001 Encyclopedia Deluxe Online (one-year trial), MusicMatch Jukebox 6.1, Acrobat Readers 5.0, ArcSoft My Photo Center 2.5, and TLC Learning Adventure.

We offer an optional extended service contract on hardware included in Membership Packages. A third party vendor provides these contracts. The extended service contract provides for in-home technical service to Members who live within 50 miles of an authorized service location.

Although we receive payment for the purchase of Membership Packages at the time of the Member's enrollment, we defer some or all of the revenue and related cost of revenue and amortize it over the term of the Membership contract. When we sell a computer system as part of a Membership Package, we often are able to sell to the Member upgrades and peripherals, such as upgraded monitors and printers. The revenue from these sales is recognized in full at the time of the sale.

In May 2001, we increased to 48 months the term of Membership Packages sold through our consumer program (it had formerly been 36 months). At the same time, we made other changes in our consumer program. Our credit vendor, MBNA, shifted from 36-month to 48-month financing. At the same time, we changed computer suppliers, replacing IBM with Hewlett Packard.

Membership Package Marketing Programs
-------------------------------------

We have sold Membership Packages through three types of marketing programs: consumer, enterprise, and channel.

               . The Consumer Program involves the direct marketing and sale of a Membership Package to consumers. We take orders for the Consumer Program through either an 800 telephone number or through a website we maintain.

               . Enterprise Programs are run in conjunction with large employers, like Ford and Vivendi Universal, who wish to make our computer and Internet services available to their employees. The sponsoring company in an enterprise program typically subsidizes the purchase of Membership Packages. These programs tend to require from PeoplePC a high degree of customization and program management services. Because of subsidization of the purchase price, Enterprise Programs typically have very high participation rates.

               . In Channel Programs, we market our Membership Packages to members of affiliate organizations, like AAA automobile clubs, and to customers of large companies. In these programs, the Membership Packages are not subsidized, and the participation rates are much lower than in Enterprise Programs. We typically pay the sponsoring organization a commission for Membership Packages sold, and the sponsoring organization pays some portion of the program marketing costs.

Of these programs, the Enterprise and Consumer Programs have historically been most important to us.

The Consumer Membership Package Program
---------------------------------------

The Consumer Membership Package Program was originally conceived as a branded consumer program supported by mass advertising and other marketing activities. To purchase a package, a customer could either call our 800 telephone number, or the customer could order the package through our website. However, in mid-2001 we curtailed our consumer advertising, and the Consumer Program has continued at lower sales levels through word-of-mouth and various referral programs.

Since the inception of the Consumer Program, we have maintained a $24.95 per month financing offer for our entry-level Membership Package. The financing offer involves the customer qualifying for a line of credit provided by our credit vendor, MBNA America Bank, N.A. The customer borrows the purchase price of the Membership Package from MBNA, and MBNA pays the purchase price to us. The customer pays off the financing over the Membership term, at a monthly amount of as low as $24.95. In 2001, about 75% of purchasers through our Consumer Membership Package Program took advantage of the MBNA financing program. The remaining 25% of purchasers through our Consumer Membership Package Program paid with a credit card or by other methods.

We recently received notice from MBNA that it wishes to discontinue offering consumer financing for our Membership Packages effective April 30, 2002. We are currently in discussions with MBNA and with other potential credit providers regarding continuation of our financing program. If we are unable to conclude an agreement with any of these providers, we will remove the financing option and offer our Membership Package products for payment up front by credit card. If this change happens, our sales through our Consumer Membership Package Program will be adversely affected. (The financing option is much less important in Enterprise Programs because the sponsoring company typically subsidizes the purchase). However, with the shift of our emphasis away from Membership Package programs and toward our PeoplePC Online programs, we do not believe that the discontinuance of our financing program - if that happens - will materially affect our strategic plans and future operating results.

Enterprise Membership Package Programs
--------------------------------------

During 2001, a focus of our marketing efforts has been to convince sponsoring companies and organizations to provide Membership Packages to the sponsor's employees, customers and other affiliated parties. We offer sponsoring enterprises an integrated package of computer and Internet access products and services from a single source that scales easily and quickly, and requires little additional technology infrastructure investment. We also offer project management and systems integration functions that permit rollout of these programs with minimal administrative commitment from the sponsor.

Enterprise Program sales have been a significant acquisition channel for us. As of December 31, 2001, approximately 47% of our members joined through Enterprise Programs and revenues from our Enterprise Programs contributed approximately 43% of our 2001 revenues.

Enterprises have different reasons for sponsoring such programs. Some are motivated by the communications platform our programs create. Our programs allow these customers to streamline certain business processes and reduce infrastructure costs. For example, increased use of electronic communications can reduce printing, mailing and other administrative costs. A connected enterprise can also disseminate corporate information more rapidly and effectively across businesses and geographies. Others of our customers see value in developing an educated workforce and providing attractive employee benefits.

Largest Enterprise Member Package Programs
--------------------------------------------

Ford Motor Company

In April 2000, we entered into an agreement to be the sole provider of our Membership Packages for the Model E Program, the Ford Motor Company's employee connectivity program. Ford subsidized its employees' purchase of our three-year Membership Package. We began distributing products under this program in April 2000.

The rollout of the Ford Model E employee connectivity program is substantially complete in the United States. On May 15, 2001 Ford Motor Company announced that it was deferring further rollout of the program. Following this action, we amended our Model E Program agreement with Ford to terminate our right and obligation to continue to sell Membership Packages to Ford employees. We will continue to work with Ford under the terms of the amended agreement to provide Internet access services and support for the more than 165,000 Ford employees in the U.S., the Philippines, Canada, and the U.K who are currently PeoplePC members. We believe that while this may negatively impact gross sales, the impact on our cash position and margins in the near term will be beneficial. As a result of the cancellation, on June 29, 2001, Ford Motor Company agreed to reimburse us in the amount of $6.6 million for the costs incurred in preparing to roll out the

Model E Program internationally. The payment was received in July, 2001 and was recorded as a reduction in expenses in that period. Ford recently announced that it would not resume the Model E Program.

On December 14, 2001, we entered into a supplemental agreement with Ford that provides for Ford to pay us twenty consecutive monthly performance bonuses of $317,545 each commencing in December, 2001. To earn the performance bonuses, we must perform all of our obligations under our agreements with Ford and our Member Agreements with Ford employees, and in addition adjust our services in certain respects. These payments are included in other revenues.

Delta Air Lines, Inc.

In January 2000, we entered into an agreement with Delta Air Lines, Inc. in which we agreed to provide our Membership Packages to up to 75,000 Delta employees. Delta subsidized its employees' purchase of our products. Delta employees make a $12 monthly co-payment to Delta. Delta agreed to pay us on a monthly basis over the 36-month membership period for each employee, and we subsequently securitized and sold a portion of this stream of receivables.

We began distributing products under the Delta program in April 2000. The U.S. rollout to Delta employees has been completed. PeoplePC continues to host and maintain a Web site for Delta employees participating in the program. Our agreement with Delta will expire in January 2003.

Cinergy

In June 2001, we began rolling out an Enterprise Program for employees of Cinergy Services, Inc. The Cinergy program is subsidized, with an employee co-payment. In the case of employees who already own personal computers, Cinergy subsidizes the cost of PeoplePC Online services for three years.

Vivendi Universal

In July 2000, our European subsidiary, PeoplePC UK, Ltd., entered into a supply and service agreement with Vivendi S.A. (now Vivendi Universal S.A.) to provide our Membership Packages to up to 260,000 full-time and part-time employees. Our agreement with Vivendi Universal will expire in July 2003 unless Vivendi Universal elects to extend the term for another year by giving notice at least 180 days before the end of the term. Vivendi Universal subsidizes the employees' purchase of our products. In France, Vivendi Universal's employees pay a co-payment of 3 Euros per month for 36 months. We receive payment from Vivendi Universal for the entire membership package when the package is sold. We host and maintain a web site for Vivendi Universal employees participating in the program.

PeoplePC UK began distributing products to Vivendi Universal employees in France in January 2001. Vivendi has indicated to us that it wishes to extend the program to Vivendi employees in the United Kingdom, Germany and the United States. This extended distribution of the program had been anticipated to take place in the fourth quarter of 2001. However, Vivendi Universal has notified us that the extension of the program will be delayed. We currently expect the program to roll out in the United States in mid-2002. We cannot be sure that Vivendi Universal will not further delay the program, nor that Vivendi Universal will not terminate the program before its deployment in other countries. Any decision by Vivendi Universal to delay or discontinue its U.S. rollout would have significant negative effect on our cash flow.

Channel Membership Package Programs
-----------------------------------

In 2001, we signed Channel Membership Package Program agreements with Visa USA, Highmark Blue Cross/Blue Shield, Food Marketing Institute, EMI, Health Alliance Plan, and AAA Southern New England.

Member Commerce
---------------

Virtually all of our members access the Internet through a "Welcome Page." We control the contents of the Welcome Page, unless we have given up that right in our contract with a sponsoring enterprise client. We engage in two types of merchandising activities through the Welcome Page.

The first activity is "Member Deals," where we provide links to merchants with whom we have agreements. Under this model, we negotiate deals with participating merchants, and they compensate us by paying commissions on completed sales.

The second activity is our PeopleShop service. During the first part of 2001, we merchandised our own inventory (primarily computer-related) through PeopleShop. We fulfilled sales through our relationship with Ingram Micro, a distributor of computer hardware. In the fourth quarter of 2001, we outsourced our PeopleShop online store through an arrangement with a third-party vendor. The vendor now operates a retail store, accessible through the Welcome Page, which specializes in special-purchase merchandise sold at a deep discount. In the current service, the vendor, operating under the PeopleShop name, sells merchandise directly to our members and pays PeopleShop a commission in the form of a percentage of gross sales revenues.

As we move more toward private label and co-branded ISP programs, our opportunities to engage in commerce with our members will probably decrease.

Marketing

Our marketing strategy is to build our membership, and especially our monthly subscription fee-generating membership, through programs undertaken with corporate or institutional marketing partners, wholesale and private label connectivity service sales, employee connectivity programs, direct-to-consumer sales, sales through large retailer partners, and other means.

Through the first half of 2001, our emphasis was on building brand recognition, establishing strong customer loyalty and encouraging transactions with merchants. Our emphasis has since evolved away from brand establishment and toward selling our PeoplePC Online service on a wholesale and private label basis. We have curtailed broad nationwide advertising campaigns for our direct-to-consumer programs. We may from time to time engage in more limited, targeted campaigns. We continue to place advertisements on various high-traffic Web sites. We also engage in targeted direct email campaigns to promote our product and service offerings. We promote the PeoplePC brand with our existing members. We sponsor various affiliate programs that offer commissions for referrals of customers.

In the coming year, we will attempt to increase our monthly subscription fee-generating membership base for our PeoplePC Online product through several means of "inorganic" growth such as:

     .    Acquisitions of smaller, less cost-effective ISPs;

     . Wholesale and private label deals with competitive local exchange carriers (or CLECs), and regional Bell operating companies (or RBOCs), who wish to reduce the general and administrative costs associated with running the front end of their dial-up ISP businesses; and

     . Conversion of our current Members who purchased Membership Packages to programs that generate monthly recurring revenue streams. (Our first Membership Package Memberships sold will begin expiring in the last quarter of 2002.)

Operations

Our strategy is to procure from third party vendors the principal product and service functions comprising our offerings. We employ multiple vendors wherever practicable. This allows us to maintain flexibility to scale operations with demand and improves our ability to provide high-quality products at favorable pricing.

We currently have twelve vendors who supply us with Internet connectivity and local telephone access numbers. We deal with the largest nationwide wholesalers of ISP connectivity. We have developed a flexible technology for routing calls among the systems provided by our vendors, so that we can direct our customers away from networks with heavy traffic or system problems and to networks that provide efficient service and low cost. Our users typically can connect to the Internet for the cost of a local telephone call. Our service provides full point-to-point protocol access to the Internet, and supports the v.90 standard for 56 kbps connections. Internet providers typically charge us on the basis of the number of hours of Internet usage by our members. Our contracts with wholesalers of ISP connectivity tend to have terms from two to three years. There is substantial, but not total, redundancy with regard to geographical coverage of the various wholesalers.

Through a leading email service vendor, we provide our members with email services with an "@peoplepc.com" email address. For enterprises that wish to offer their own email address, we provide an "@enterprisename.com" address.

For our Membership Package programs, we negotiate prices and specifications with computer manufacturers. The manufacturer sells the computers to Ingram Micro, a leading distributor of computer hardware, which then resells the machines to us. The computer supplier ships its products directly to Ingram Micro's distribution centers around the country. After a customer order is approved and a binding purchase order is placed with Ingram Micro, products are picked, packed, and shipped to our customers from the distribution center closest to the shipping address. Ingram Micro provides us with data on inventory quantities, inventory location, shipping status and order tracking numbers. Our Web site provides a direct link from a customer's order information to the United Parcel Service to provide information on order delivery status. We are required by Ingram Micro to maintain a deposit, adjusted weekly, equal to 25% of the amount of outstanding purchase orders and the value of inventory maintained by Ingram in the United States.

Our Membership Package purchasers may obtain financing through MBNA America Bank, N.A. We entered into an agreement with MBNA in February 2000 in which MBNA agreed to provide a line of credit to qualified prospective purchasers that would allow the purchasers to borrow the purchase price of their membership and repay the loan over 48 months. Members may also finance the purchase price of peripherals, upgrades and shipping and handling charges. We have been notified that MBNA wishes to terminate its agreement with us effective April 30, 2002. We are currently in discussions with MBNA and with other consumer credit providers regarding continuation of our financing program. If we are unable to conclude an agreement with any of these providers, we will remove the financing option and offer our Membership Package products for payment up front by credit card. If this change happens, our sales through our Consumer Membership Package Program will be affected (the financing option is less important in Enterprise Programs because the sponsoring company typically subsidizes the purchase). However, with the shift of our emphasis away from Membership Package programs and toward our PeoplePC Online programs, we do not believe that the discontinuance of our financing program - if that happens - will materially affect our strategic plans and future operating results.

In order to maintain low costs and enable rapid growth, we outsource most of our customer service and technical support to multiple providers.

International

PeoplePC has focused its international operations on France and the United Kingdom. These operations are run by PeoplePC UK Ltd. The headquarters of this company are in Rickmansworth, England, just outside of Central London. We also maintain an office in Le Courbevoie, France. As of December 31, 2001, PeoplePC UK Ltd employed approximately 30 people in England and France.

PeoplePC UK Ltd. is a wholly-owned subsidiary of PeoplePC Europe N.V., a Dutch company that is 65% owned by PeoplePC, and 35% owned by @viso Limited, a UK company that is owned in equal parts by Vivendi and SOFTBANK Corp, a Japanese company. PeoplePC Europe N.V. issued to SOFTBANK Capital Partners LP a warrant to acquire convertible preferred stock representing 5% of PeoplePC Europe's outstanding shares. PeoplePC Europe N.V. has no operations.

Under a Put Option Agreement dated May 30, 2001, @viso is entitled to sell all or a portion of its shares of PeoplePC Europe N.V. to us in exchange for shares of PeoplePC common stock. Under this arrangement, @viso is entitled to receive between 13,750,000 and 29,146,132 shares of PeoplePC common stock based on a formula and the date of exchange. SOFTBANK Capital Partners LP is entitled to exercise its warrant to purchase convertible preferred stock in PeoplePC Europe N.V. The exercise price of the warrant is $7,142,857 or $2.05 per share of PeoplePC common stock, and as a result it is unlikely that the warrant will be exercised in the foreseeable future. If the warrant were exercised, SOFTBANK Capital Partners LP would be entitled to sell all or a portion of its shares of PeoplePC Europe N.V. to us in exchange for PeoplePC stock. Under this arrangement, SOFTBANK Capital Partners LP would be entitled to receive between 1,850,000 and 3,481,928 shares of PeoplePC capital stock based on a formula and the date of exchange. These put options will terminate in April 2006. These securities were exempt from registration under Rule 506 of the Securities Act since the sale was to accredited investors, as defined in Rule 501 of the Securities Act.

As a result of executing the Put Option Agreement, we acquired additional control over PeoplePC Europe, free of certain restrictions contained in the PeoplePC Europe N.V. Articles of Association and a related shareholder agreement. In particular, the @viso representatives to the board of directors of PeoplePC Europe N.V. resigned and we acquired control of the board of directors of PeoplePC Europe N.V.

In addition, PeoplePC Europe N.V. has the power to make loans to fund our United States' operations, free of contractual restrictions, thus potentially allowing use of PeoplePC Europe N.V. assets for the combined benefit of the two companies.

PeoplePC Europe N.V. has made five loans totaling $35.5 million to fund PeoplePC's operations in the United States during fiscal year 2001. These notes are demand notes. Because PeoplePC controls the board of directors of PeoplePC Europe N.V., we have substantial discretion over the timing of demands made under these notes.

In December 2000, the French government passed Article 2 of the Finance Law, providing favorable tax treatment for employee connectivity programs such as the one undertaken by Vivendi Universal and PeoplePC UK. In January 2001, PeoplePC UK Ltd. began distributing products to Vivendi Universal's French employees. The Vivendi Universal program in France has now gone through two "waves" with the third and final wave scheduled to be deployed early in 2002. The program is open to all of the company's European full-time and part-time employees for an employee co-payment of 3 Euros per month. The remainder of the program expenses are subsidized by Vivendi Universal.

In late 2001, PeoplePC UK Ltd began active marketing of a new enterprise solution product, called the "Win-Win Initiative." The program takes advantage of UK legislation permitting employees to use company-owned computers at home without incurring taxation on benefits-in-kind. In a typical program, the employee voluntarily reduces his or her gross pay, and the sponsoring company purchases a home PC and allows the employee to use the PC at home. The effect is that the company acquires home PCs for employees at no cost to the company. Both the employees and the company take advantage of tax benefits. The program has generated interest among several blue chip UK companies.

The income or "benefits-in-kind" tax treatment of an employee connectivity program is a country-by-country issue. To the extent a program is not tax-free, the extent to which a program is subsidized could be considered taxable wages and be subject to applicable withholding rules. In countries where the tax cost of an employee program is too high, local enterprises may be unwilling to enter into agreements with us. If employees are required to pay tax on the benefit, our acceptance rates may suffer, resulting in impractical economies of scale.

Asia

We closed our Singapore office in September, 2001. We are in the process of dissolving Asia PeoplePC Singapore Pte Ltd, our wholly-owned subsidiary.

Competition

The markets for Internet access and personal computers are competitive and subject to rapid technological change. Although there does not appear at this time to be a significant number of competitors who provide integrated and customized Internet access services through institutional marketing partners, there are numerous competitors that provide parts of what we do. We compete for customers with the following categories of competitors:

      . Internet service providers, such as America Online, Earthlink, Microsoft, AT&T, and United Online. Some of these companies have entered into arrangements with computer manufacturers to provide a free year of Internet service to buyers of new computers.

      . Vendors of personal computers that integrate Internet access and service with their products, such as Apple, Compaq, Dell and Gateway.

      . Combinations of computer vendors and Internet service and content providers, such as AT&T, Yahoo, Microsoft, Compaq, Hewlett-Packard, IBM and Toshiba.

The primary competitive factors in the market for customized Internet access service are scalability, price, brand, ability to provide customizable platforms, customer experience, effective customer support, reputation of reliable service, geographic coverage and distribution. We believe that we compete favorably on many of these factors.

Developing an integrated computer Internet access service package is costly, and particularly in the enterprise context. Nevertheless, most major computer vendors have begun to offer packages that contain some of the elements of our integrated offering, and some computer vendors offer rebates in exchange for entering into multi-year Internet access service contracts. Computer vendors and Internet service providers are competing with us in bids for large enterprise connectivity programs.

Intellectual Property

Protection of our copyrights, service marks, trademarks, trade dress and trade secrets is an important factor in our ability to maintain and grow our business. We rely on a combination of copyright, trade secret and trademark law and contractual restrictions to establish and protect our proprietary intellectual property rights in our products and services. We generally enter into confidentiality agreements with our employees and consultants. Our confidentiality agreements generally require our employees and consultants to hold in confidence and not disclose any of our proprietary information. Despite our efforts to protect our proprietary information, unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken might not prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States.

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

Employees

As of December 31, 2001, we had a total of 98 full-time employees in the United States and internationally employed by one or more of our subsidiaries including 17 in marketing, business development and corporate sales, 30 in information systems, 28 in operations and customer care and 23 in administration, finance, human resources and legal. We had 28 full-time employees working for PeoplePC Europe and 0 for PeoplePC Asia. None of our employees are represented by a labor union, and we have no collective bargaining agreements. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

Our principal executive offices are located in San Francisco, California. We lease and occupy approximately 26,000 square feet at this facility pursuant to a lease that expires on February, 2005. We have an option to extend the term of the lease for an additional five-year period.

Previously, we occupied an additional floor of this building consisting of approximately 11,300 square feet pursuant to a sublease. Beginning in November, 2001, we ceased payment of rent under the sublease and discontinued use of the premises. The rent specified in the sublease was substantially over market. Subsequently, the sublease was terminated and we settled with the landlord pursuant to a Settlement Agreement dated March 20, 2002. In the settlement, we were required to pay past due rent through December 31, 2001 to relinquish any claim to approximately $550,000 of collateral posted to secure our obligations under the sublease, and further to relinquish an option to terminate our lease on one of the two floors we still occupy in the building.

Our European operating subsidiary, PeoplePC U.K., Ltd., leases approximately 10,765 square feet of office space in Rickmansworth, a suburb of London, for use as executive offices. The term of this lease commenced on February 1, 2001 and ends August 18, 2004.

PeoplePC France SARL leases approximately 5,000 square feet of office space in Paris, France for use as a sales office. The lease commenced on March 1, 2001 and expires on February 28, 2009. The lease is structured as three 3-year leases that can be cancelled six months before the end of the third year.

We believe that these facilities are adequate and suitable for our near-term needs.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time become a party to various legal proceedings arising in the ordinary course of our business. We are not presently a party in any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders' during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Price Range of Common Stock

The common stock of PeoplePC has been traded on the Nasdaq Stock Market under the symbol "PEOP" since PeoplePC's initial public offering on August 15, 2000. Prior to that time there was no public market for PeoplePC's common stock.

The following table sets forth for the period indicated the high and low sale prices of the common stock.

                                                    PeoplePC Inc.
                                                    ------------------
                                                    HIGH         LOW
                                                    ----         ----
     QUARTER ENDED
          2000
     September 30, 2000                             $10.375      $ 5.031
     December 31,  2000                             $ 6.250      $ 0.688
          2001
     March 30,     2001                             $ 2.375      $ 0.313
     June 30,      2001                             $ 0.600      $ 0.160
     September 30, 2001                             $ 0.290      $ 0.060
     December 31,  2001                             $ 0.640      $ 0.080

Dividend Policy

Historically, we have not paid cash dividends to the holders of capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. We currently intend to retain future earnings for the expansion and operation of our business.

Holders of Common Stock

As of March 15, 2002, there were 168 record owners of our common stock.

Recent Sales of Unregistered Securities

On December 17, 2001, in order to raise funds to enable us to continue operations, we issued and sold a total of 4,375,000 shares of series B preferred stock at $5.00 per share for aggregate gross proceeds of $21,875,000 (the "Private Placement"). The purchasers of the series B preferred stock included SOFTBANK Capital Partners LP, SOFTBANK Capital LP, SOFTBANK Capital Advisors Fund LP, SOFTBANK Technology Ventures IV LP, SOFTBANK Technology Advisors Fund LP, Beny Alagem, David Silfen, CMS Tech Co-Investment Subpartnership and BIB Investment Partners. These securities were exempt from registration under
Section 4(2) of the Securities Act.

Pursuant to the terms of the Private Placement, each share of series B preferred stock converted automatically into 100 shares of common stock immediately following stockholder approval of the transaction at a Special Meeting of Shareholders held on February 19, 2002. Therefore, the 4,375,000 shares of series B preferred stock automatically converted into 437,500,000 shares of common stock.

Because series B preferred stock was issued and sold at $5.00 per share, and such holders are receiving 100 shares of common stock for each share of series B preferred stock, the holders of series B preferred stock effectively received the common stock at a price of $0.05 per share. At the time of the sale our common stock was trading at $0.26 per share. As a result, we have recorded a dividend of $21.2 million relating to the beneficial conversion feature associated with the sale.

The common stock issued upon conversion of the series B preferred stock is not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, such shares may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. However, pursuant to the terms of the Private Placement, we filed a registration statement with the Securities and Exchange Commission (the "SEC") to register the resale of such common stock. In addition, some of our existing stockholders (including entities associated with SOFTBANK Corp. and entities associated with STV IV LLC) and optionholders have the right to require us to register the resale of up to an additional 40,206,206 shares of common stock held by such holders under the same registration statement pursuant to registration rights granted to such holders in the past.

There were 114,002,422 shares of our common stock outstanding as of December 31, 2001. After giving effect to the conversion of the series B preferred stock pursuant to stockholder approval obtained on February 19, 2002, we have outstanding 551,502,422 shares of common stock. Of these shares, following effectiveness of the registration statement, the 437,500,000 shares of common stock issued upon conversion of the series B preferred stock and 40,206,206 shares of common stock held by other registration right holders will be freely tradable without restriction under the Securities Act, unless held by our "affiliates" as that term is defined in Rule 144 under the Securities Act, which generally includes officers, directors or holders of 10% or more of our shares.

ITEM 6. SELECTED FINANCIAL DATA

This section presents our historical financial data. We derived the statement of operations data for the years ended December 31, 2001 and 2000, and for the period from March 2, 1999 (date of inception) to December 31, 1999, and the balance sheet data as of December 31, 2001 and 2000 from our audited financial statements included in this annual report. When you read this selected financial data, it is important that you also read the historical financial statements and related notes included in this annual report, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results. See the notes to the financial statements for an explanation of the method used to determine the number of shares used in computing basic and diluted and pro forma basic and diluted net loss per share.

                                                                                                Period from
                                                                                                 March 2,
                                                                                               1999 (Date of
                                                                                               Inception) to
                                                                      Years Ended December 31,  December 31,
                                                                          2001         2000         1999
                                                                      -----------  ----------- -------------
                                                                      (in thousands, except per share data)
Statement of Operations Data:
Membership revenues earned .........................................   $ 165,836    $  58,033    $   1,255
Other revenues .....................................................       8,142       32,128        2,188
                                                                       ---------    ---------    ---------
Total revenues .....................................................     173,978       90,161        3,443
                                                                       ---------    ---------    ---------
Cost of membership revenues earned .................................     147,524       92,758        5,129
Cost of other revenues .............................................       6,788       26,562        1,905
                                                                       ---------    ---------    ---------
Total cost of revenues .............................................     154,312      119,320        7,034
                                                                       ---------    ---------    ---------
Gross profit (loss) ................................................      19,666      (29,159)      (3,591)
                                                                       ---------    ---------    ---------
Operating expenses:
Sales and marketing (inclusive of stock-based
   compensation of $(45), $21,266, and $134 for the years
   ended December 31, 2001, 2000 and the period ended
December 31, 1999, respectively) ...................................      17,733      113,250       38,413
General and administrative (inclusive of stock-based
   compensation of $3,995, $21,847, and $2,905 for the years
   ended December 31, 2001, 2000 and the period
   ended December 31, 1999, respectively) ..........................      86,981       99,409        9,102
Contract cancellation fees .........................................       2,876            0            0
Other operating (income) expenses ..................................      (9,621)      (6,900)      15,550
                                                                       ---------    ---------    ---------
Total operating expenses ...........................................      97,969      205,759       63,065
                                                                       ---------    ---------    ---------
Loss from operations ...............................................     (78,303)    (234,918)     (66,656)
Net Interest income (expense) and other expenses ...................      (1,958)        (502)         405
Income tax expense .................................................        (405)           0            0
Minority interest in net loss of consolidated subsidiaries .........       5,728        3,226            0
                                                                       ---------    ---------    ---------
Loss before cumulative effect of accounting change .................     (74,938)    (232,194)     (66,251)
Cumulative effect of accounting change .............................           0       (3,844)           0
                                                                       ---------    ---------    ---------
Net loss ...........................................................     (74,938)    (236,038)     (66,251)
Dividend related to beneficial conversion feature of
   preferred stock .................................................     (21,191)     (18,209)           0
                                                                       ---------    ---------    ---------
Net loss attributable to common stockholders .......................   $ (96,129)   $(254,247)   $ (66,251)
                                                                       =========    =========    =========
Basic and diluted net loss per share
Loss before cumulative effect of accounting change .................   $   (0.86)   $   (4.09)   $   (2.04)
Cumulative effect of accounting change .............................   $   (0.00)   $   (0.06)   $   (0.00)
                                                                       ---------    ---------    ---------
Net loss per share .................................................   $   (0.86)   $   (4.15)   $   (2.04)
                                                                       =========    =========    =========
Shares used in computing basic and diluted net loss per
   share ...........................................................     111,825       61,218       32,400



                                                             2001        2000
                                                          ---------   ---------
Balance Sheet Data:
   Cash and cash equivalents ...........................  $  22,697   $  65,493
   Restricted cash .....................................      2,181      22,954
   Working capital .....................................     (8,014)     45,327
   Total assets ........................................     41,269     153,031
   Mandatorily redeemable convertible preferred stock ..     21,191          --
   Accumulated deficit .................................   (416,627)   (320,498)
   Total stockholders' deficit .........................    (80,351)     (8,951)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains "forward-looking statements." To put these statements in the proper context, the reader should refer to the discussion on forward looking statements set forth on page 2.

The following discussion of our financial condition and results of operations should also be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this report.

Overview

We were incorporated in March 1999. We began offering our products and services on a limited basis in September 1999 and on a commercial basis in October 1999. Until October 1999, we had no revenues and our operating activities consisted primarily of developing relationships with vendors, suppliers and merchants. As of December 31, 2000, we had approximately 355,000 members who had purchased our Membership Packages and approximately 75,000 PeoplePC Online Members. As of December 31, 2001, we had approximately 502,000 Members who had purchased our Membership Packages and approximately 82,000 PeoplePC Online Members.

Our business model evolved during 2001 in response to the changing marketplace and economic conditions. We had originally focused on growing our Membership by selling Membership Packages consisting of a personal computer and prepaid Internet access service for the term of the Membership. We sold Membership Packages through our Consumer Program, through Employee Connectivity Programs sponsored by large employers, and through Channel Programs with large affiliate organizations. The Membership Packages were sold near, at, or below cost, and we had planned to generate profits from the sale of advertising, merchandising, and other "monetization" activities directed at our growing base of Members. We intended to fund our growth in part through our Members' prepayment of the service portion of the Membership Packages.

Our goal is still to grow our Membership through multiple channels involving marketing partners. However, our business model now looks to generate profits not primarily through monetization of Members but rather through the sale of our Internet access service through monthly subscriptions. This changed emphasis was made possible, in part, by our development of a low-cost Internet infrastructure, giving us the opportunity to offer the service for sale at a high margin.

Although we are still selling our programs through large corporate sponsors, the business rationale for the corporate programs has changed. Many of our corporate sponsors previously looked at our service as an employee benefit. Now, the majority of our sponsors anticipate receiving a monthly revenue stream by working with us to sell monthly ISP subscriptions to their customers and members. We sell our ISP service for a monthly price that provides us with a positive margin, even after payment of a commission to the sponsoring organization. In addition to receiving a new revenue stream, the sponsoring companies obtain a customizable online platform that they can use for marketing and cross-selling activities.

We also plan to wholesale our ISP service through other ISP service providers. In this structure, we will provide our service to the ISP service provider for resale to the provider's customers. We will charge the service provider a wholesale price, which we would set at a level to provide us with an acceptable margin. The service provider will then resell our service to its customers at a retail price.

Critical accounting policies and estimates
------------------------------------------

General

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, allowance for acquisition discounts, membership cancellations and product returns, allowance for doubtful accounts, deferred tax valuation allowance and allowance for settlement of potential disputes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowances for acquisition discounts

Some of our memberships were offered at a price that was less than its total estimated current and future cost to perform under the agreements. As a result, we recorded a provision for the amount by which the total estimated costs exceeded the total revenues and is amortizing the provision over the life of the related agreements. This provision is based on the estimated future Internet use of the related members and our estimated cost of providing Internet access to these members. If Internet usage by these members' increases or our cost to provide Internet access rises, the provision may have to be increased.

Allowances for Membership cancellations and product returns

We make estimates of potential future membership cancellations and product returns related to current period product revenues. We analyze historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns and other allowances. If actual membership cancellations and product returns increase, additional allowances may be required.

Allowances for doubtful accounts

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accounting for income taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Legal proceedings

We make estimates of potential future disputes in consultation with our outside counsel handling our defense in these matters and based upon analyses of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions and the effectiveness of our strategies.

Revenues, Cost of Revenues and Cash Flows
-----------------------------------------

To place our financial statements in context, one must appreciate how our business plan has evolved. From our inception through most of 2001, we focused on marketing our Membership Package programs. Our income statements reflect the sale of computer/service packages that have a relatively high purchase price, high cost, and low margin. We expect that monthly PeoplePC Online subscriptions will provide a significant portion of Membership revenues in the future, as we continue to de-emphasize the Membership Package programs. We expect that this service, in comparison to the sale of Membership Packages, will on a unit basis produce a lower but recurring cash flow, lower initial costs, and comparatively higher margins.

A proper understanding of our financial statements also requires distinguishing between the differing accounting treatments accorded to revenues derived from the sale of a Membership Package and revenues sale of the PeoplePC Online service.

Membership Packages

To understand the financial effect of the sale a Membership Package, we believe it is important to distinguish cash flows associated with the sale from the recognition of revenue from the sale. When we sell a Membership Package, we receive the entire purchase price and shipping fees up front in cash. The cost of purchasing and shipping the computer hardware comprise a large part of the cost of Membership Package revenues. We pay our hardware and distribution vendors immediately. The difference between the Membership Package purchase price and the hardware cost is the amount of cash available to pay for the ISP and other services we promise to provide to the member over the three- or four-year Membership term. The cost of providing the services portion of the Membership Package is incurred and paid out over the three- or four-year Membership term, as the Member uses the ISP and other services.

Most Membership Package revenue and the costs of producing that revenue have been deferred and are being recognized ratably during the three-or four-year term of the Membership. Thus, the revenue and cost of revenues numbers that appear in our financial statements include significant previously deferred revenues and expenses related to Membership Packages that were sold in prior periods. Our deferral of revenues and costs is unrelated to the actual cash positions and cash flows related to the Membership Package transactions. In the view of management, the most critical factors in our business at this stage of its development relate to cash reserves and cash flows. Said another way, our single most important near-term financial goal is attaining positive cash flow, so that the business can become self-funding.

The up-front revenue received from our original three-year $24.95 per month entry-level consumer Membership Package and from the Ford and Delta enterprise programs was less than our estimated total current and expected future cost of providing services and performing under the applicable agreements. The amount by which our total current and expected future costs exceed our membership revenues from these programs was recorded as a loss provision, or acquisition discount. During 2001, we ceased to offer acquisition discounts in our Membership Package Enterprise and Consumer Programs. During the second through fourth quarters of 2001, we were able to reduce our loss provision, as our estimate of our future cost to provide Internet access to these Members has substantially decreased.

PeoplePC Online Service

Our PeoplePC Online service is generally sold on a monthly subscription basis, and revenues are earned from monthly subscription fees. The principle cost of these revenues is the cost of providing Internet access. Both revenues from PeoplePC Online and the cost of those revenues are recorded as services are provided and related costs are incurred, except in the case of Members who purchase a 12-month prepaid subscription. Revenues from sales of 12-month prepaid subscriptions will be recognized on a monthly basis over the term of the subscription. Monthly PeoplePC Online Members may cancel their Membership at any time.

Other Revenues

When we sell Membership Packages, we generate "other revenues," which are revenues from the sale of upgraded monitors, printers and other peripherals and additional shipping revenues related to upgraded monitors and the sale of printers and other peripherals. The shift in emphasis away from our Membership Package programs is likely to mean that "other revenues" will decline in the future.

Also included in "other revenues" are revenues from our PeopleShop service, and Member commerce program revenues from merchants, content partners and suppliers. Member commerce program revenues are recognized in the period when a transaction occurs because the transactions are not requested by all members, are separately identifiable transactions, and the related earnings process is completed at that time. We do not expect revenues from these sources to be significant for us for 2002.

The cost of other revenues consists of the cost of peripherals and the incremental cost of upgrades; the cost to pick, pack, and ship peripherals and upgrades; and other costs of revenues such as costs associated with returns. The cost of other revenues is recorded in the period incurred. We anticipate that the cost of our Member commerce program revenues will be minimal in 2002.

Foreign Operations
------------------

We currently operate principally in the United States, the United Kingdom, and France. Our operations in France are primarily focused on servicing the Vivendi Universal account, and we do not anticipate actively marketing our products and services in France in the coming year. We expect that our primary foreign activity during 2002 will take place in the United Kingdom.

Although we offer various products and services to our Members, we do not manage operations by these service lines. Instead, we view our company as one operating segment when making business decisions. We do manage our operations on a geographical basis. Revenues are attributed to the United States and to all foreign countries based on actual sales made in those geographic areas. Revenues, loss from operations and long-lived assets information by geographic area are summarized as follows:

                                                                       Period from
                                                                      March 2, 1999
                                          Years ended December 31, (Date of Inception)
                                                                     to December 31,
                                             2001          2000            1999
                                         -----------   -----------     -----------

Revenues from External Customers
   United States                         150,110,000    89,348,000       3,443,000
   International                          23,868,000       813,000              --

                                         -----------   -----------     -----------
   Total                                 173,978,000    90,161,000       3,443,000
                                         ===========   ===========     ===========

Loss from Operations
   United States                          58,772,000   221,814,000      66,656,000
   International                          19,531,000    13,104,000              --

                                         -----------   -----------     -----------
   Total                                  78,303,000   234,918,000      66,656,000
                                         ===========   ===========     ===========

                                                    As of December 31,
                                             2001          2000            1999
                                         -----------   -----------     -----------
Long-Lived Assets
   United States                           4,641,000     6,661,000         330,000
   International                             755,000     1,027,000              --

                                         -----------   -----------     -----------
   Total                                   5,396,000     7,688,000         330,000
                                         ===========   ===========     ===========



Results of Operations

Year ended December 31, 2001 compared to the Year ended December 31, 2000
-------------------------------------------------------------------------

Revenues

         Membership Revenues Earned. Membership revenues earned includes
         --------------------------
revenues from the sale of Membership Packages, related shipping revenues, revenues from PeoplePC Online Memberships, and recognition of Membership revenues previously deferred. Gross Membership sales decreased by 53% to $161.0 million for the year ended December 31, 2001, from $342.0 million for the year ended December 31, 2000. Revenues recognized from our PeoplePC Online programs were $7.1 million and $6.4 million for the years ended December 31, 2001 and 2000, respectively. Because we generally recognize revenues from the sale of Membership Packages over the term of the Membership, $135.4 million of gross sales of memberships was deferred in the year ended December 31, 2001, while $287.5 million of gross sales of memberships was deferred in the year ended December 31, 2000. Membership revenues include the recognition of $139.2 and $7.6 million in Membership sales previously deferred for the years ended December 31, 2001 and 2000, respectively.

The decline of gross Membership sales was primarily due to fact the rollout of the Ford and Delta Programs was substantially completed in 2000. During 2001, large companies became more reluctant to commit to subsidized employee connectivity programs involving Membership Packages. Subsidized employee programs accounted for a material portion of our sales of Membership Packages during the year ended December 31, 2000. The general downturn in the economy during 2001 also contributed to the decrease in gross Membership sales through our Consumer Program.

On December 26, 2001, we recently received notice from our finance partner, MBNA America Bank, N.A., that effective April 30, 2002, it wished to terminate the arrangement under which it provided financing to consumers wishing to purchase one of our Membership Packages through our Consumer Program. We are in discussions with MBNA and other potential credit vendors regarding continuation of our financing program, but it is not certain that we will be able to successfully conclude these discussions. If we are unable to offer consumer financing, sales of Membership Packages through our Consumer Program would be negatively affected.

75% of our sales of Membership Packages through our Consumer Program involved financing in 2001. However, with our shift in emphasis away from Membership Packages, we do not believe that any such negative effect would have a significant effect on our future results.

         Other Revenues. Other revenues consist of sales of peripherals and the
         --------------
incremental cost of upgrades, the related shipping revenues, revenues from merchants, content partners and suppliers and revenues from providing development services. Other revenues decreased by 75% to $8.1 million for the year ended December 31, 2001, of which $4.4 million was related to the sale of upgrades and peripherals and $0.9 million was related to services provided to SOFTBANK. Other revenues were $32.1 million for the year ended December 31, 2000, of which $30.5 million was related to the sale of upgrades and peripherals and $1.6 million was related to revenues from merchants, content partners and suppliers. The decrease in other revenues can be explained by the decline in gross sales of Membership Packages and by the fact that the Vivendi Universal program did not feature peripherals or upgrades (earlier employee connectivity programs did offer peripherals and upgrades).

Cost of Revenues

         Cost of Membership Revenues Earned. Cost of Membership revenues earned
         ----------------------------------
consists primarily of the cost of the basic system hardware and software, fulfillment and shipping costs and our cost of providing members with Internet connectivity. Cost of gross sales of Memberships decreased 58% to $152.6 million for the year ended December 31, 2001 compared to $363.4 million for the year ended December 31, 2000. Because we recognize some system hardware and software cost of revenues over the term of the Membership, $94.9 million of cost of gross Membership sales was deferred in the year ended December 31, 2001, while $277.3 million of cost of gross Membership sales was deferred in the year ended December 31, 2000. Cost of Membership revenues earned included the recognition of $113.5 and $6.7 million in costs previously deferred for the years ended December 31, 2001 and 2000, respectively. The cost of providing Internet service to our members included in cost of Membership revenues was $23.3 million and $14.9 million for the years ended December 31, 2001 and 2000, respectively. Cost of Membership revenues for the year ended December 31, 2001 also includes a $23.7 million net amortization of acquisition discount previously recognized, $15.4 million of which was the reversal of the acquisition discount reserve resulting from a change in estimate of future costs due to decreased ISP expenses. For the year ended December 31, 2000, cost of Membership revenues includes a net provision of $27.5 million for the amount by which our current and estimated future cost of Memberships exceeds the related total Membership revenue. The decrease in cost of Membership revenues is consistent with the decrease in Membership revenues.

         Cost of Other Revenues. The cost of other revenues for the year ended
         ----------------------
December 31, 2001 decreased by 74% to $6.8 million from $26.6 million for the year ended December 31, 2000. Cost of other revenues primarily consists of the cost of printer and monitor peripherals, the incremental cost of upgrades, and the related shipping expense. Cost of other revenues also includes incidental costs incurred such as costs related to returns. The decrease in cost of other revenues is consistent with the decrease in other revenues.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses include fees paid to
         -------------------
third-party advertising sales agents, sales support functions, travel and related expenses and related salaries and benefits. Sales and marketing costs are expensed in the period incurred. Sales and marketing expenses decreased 84% to $17.7 million for the year ended December 31, 2001, of which $6.1 million was related to fees paid for third-party advertising. The decrease resulted from the shift in our business model to more targeted marketing efforts and away from mass marketing of our memberships to consumers to build our brand. For the year ended December 31, 2000, sales and marketing expenses were $113.3 million, of which $61.5 million was related to fees paid for third-party advertising, and $26.0 million was related to a charge taken in connection with the warrants and rights granted to Ford and Delta as well as with the beneficial conversion feature related to the issuance of preferred stock to Ford. Sales and marketing expenses included a $0.1 million reversal of deferred stock-based compensation amortization previously recognized for the year ended December 31, 2001. Sales and marketing expenses include the amortization of deferred stock-based compensation of $21.3 million for the year ended December 31, 2000. In 2001, we shifted the focus of our sales and marketing program to less costly enterprise and affinity channels and targeted marketing. In 2002, we do not expect sales and marketing expenses to increase as a percentage of revenues.

         General and Administrative. General and administrative expenses include
         --------------------------
payroll and related expenses for management and administrative personnel, expenses related to maintaining member relations, facilities costs, professional service fees, travel and other general corporate expenses. General and administrative expenses decreased 12% to $87.0 million for the year ended December 31, 2001, including approximately $2.2 million facilities expense and $24.3 million paid to outside consultants, contractors and other professionals for services rendered. For the year ended December 31, 2000, general and administrative expenses were $99.4 million, including approximately $2.6 million facilities expense and $32.8 million paid to outside consultants, contractors and other professionals for services rendered. General and administrative expenses included stock-based compensation amounting to $4.0 million for the year ended December 31, 2001 and $21.8 million for the year ended December 31, 2000. We have been aggressively reducing our general and administrative expenses. As a result, we do not anticipate a significant increase in general and administrative expenses.

         Contract cancellation fee. For the year ended December 31, 2001, we
         -------------------------
paid $2.9 million to cancel contracts with two original equipment manufacturers, which amount is treated as an operating expense.

         Other operating expenses. For the year ended December 31, 2001, other
         ------------------------
operating expenses consisted of a reimbursement of $6.6 million from Ford Motor Company for the cost incurred in preparing for the international roll out of the Ford Program, a credit adjustment to the loss reserve established in 1999 to cover any potential exposure related to non-conforming computers held on our behalf by our distributor in the amount of $4.4 million, and other operating expenses of $1.1 million. For the year ended December 31, 2000, other operating expenses consist of a credit adjustment of $8.0 million related to the non-conforming computers noted above and other operating expenses of $1.1 million.

Net interest income (expense) and other expenses

Net interest income (expense) and other expenses consist of net interest income earned on cash balances and short-term investments, interest expense related to our credit facility with Chase Manhattan Bank, imputed interest on our acquisition discount reserve and other miscellaneous expenses. Interest income from cash equivalents and restricted cash decreased 48% to $1.6 million for the year ended December 31, 2001 from $3.1 million for the year ended December 31, 2000, primarily because of lower average balances. Interest expense for the year ended December 31, 2001 was $3.6 million, $1.4 million of which was attributable to a discount related to the sale of receivable from Delta Airlines, Inc. and $0.8 million of which was related to the Chase Manhattan Bank line of credit. For the year ended December 31, 2000, interest expense was $2.1 million.

Minority interest

The minority interest in net loss of consolidated subsidiaries of $5.7 million for the year ended December 31, 2001 represents 35% of the $16.4 million net loss of the consolidated subsidiaries. Most of this loss was attributable to the activities of People PC UK in Europe. For the year ended December 31, 2000, the minority interest in net loss of consolidated subsidiaries of $3.2 million represents 35% of the $9.2 million net loss of the consolidated subsidiaries.

Income Taxes

As a result of our operating losses and the uncertainties related to our ability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income tax for the year ended December 31, 2001. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carry-forwards of $105.2 million.

Net Loss

Net loss for the year ended December 31, 2001 decreased 68% to $74.9 million from $236.0 million for the year ended December 31, 2000. Significant components of net loss for the year ended December 31, 2001 were revenues exceeding cost of revenues by $19.7 million, including the net amortization of acquisition discount of $23.7 million, operating expenses of $98.0 million, and amortization of deferred stock-based compensation of $4.0 million. For the year ended December 30, 2000, $29.2 million of net loss was attributable to cost of revenues exceeding revenues, including $27.5 million attributable to a provision for acquisition discounts, $205.8 million was attributable to operating expenses, $43.1 million was attributable to the amortization of deferred stock-based compensation, and $26.0 million was attributable to a non-cash charge taken in connection with the warrants and rights granted to Ford and Delta.

Year ended December 31, 2000 compared the period from March 2, 1999
-------------------------------------------------------------------
(Inception) to December 31, 1999
--------------------------------

Revenues

         Membership Revenues Earned. Gross sales of memberships increased to
         --------------------------
$342.0 million for the year ended December 31, 2000 from $22.8 million for the period from inception to December 31, 1999. These amounts included revenues recognized from our online program of $6.4 million for the year ended December 31, 2000 and $0 for the period from inception to December 31, 1999. Because we recognize Membership revenues over the 36-month term of the Membership, $287.5 million of gross sales of Memberships was deferred in the year ended December 31, 2000, while $21.5 million was deferred for the period from inception to December 31, 1999. For the year ended December 31, 2000, Membership revenues include the recognition of $7.6 million in revenues previously deferred. The increase in gross Membership revenues was due to reporting a full year of operations and the introduction of our enterprise programs in 2000.

         Other Revenues. Other revenues increased 1,359% to $32.1 million for
         --------------
the year ended December 31, 2000 from $2.2 million for the period from inception to December 31, 1999. The increase in other revenues was due to reporting a full year of operations and the introduction of our enterprise programs in 2000.

Cost of Revenues

         Cost of Membership Revenues Earned. Cost of gross Membership revenue
         ----------------------------------
increased to $363.4 million for the year ended December 31, 2000 from $24.5 million for the period from inception to December 31, 1999. Because we recognize system hardware and software cost of revenues over the 36-month term of the Membership, $277.3 million of gross Membership revenue was deferred in the year ended December 31, 2000, while $18.9 million of gross Membership revenue was deferred for the period from inception to December 31, 1999. For the year ended December 31, 2000, $6.7 million of costs previously deferred was recognized. The amount of Internet service provider expense in cost of Membership revenues is $14.9 million and $345,000 for the year ended December 31, 2000 and the period from inception to December 31, 1999. Cost of Membership revenues for the year ended December 31, 2000 also includes a net provision of $27.5 million for the amount by which our estimated current and future cost of Memberships exceeds the related Membership revenue, an increase from $1.7 million for the period from inception to December 31, 1999. The increase in cost of Membership revenues was due to reporting a full year of operations and the costs associated with the introduction of our enterprise programs in 2000.

         Cost of Other Revenues. The cost of other revenues increased to $26.6
         ----------------------
million for the year ended December 31, 2000 from $1.9 million for the period from inception to December 31, 1999. The increase in cost of other revenues was due to reporting a full year of operations and the introduction of our enterprise programs in 2000.

Operating Expenses

         Sales and Marketing. Sales and marketing expenses increased 196.0% to
         -------------------
$113.3 million for the year ended December 31, 2000, of which $61.5 million was related to fees paid for third-party advertising, and $26.0 million was related to a charge taken in connection with the warrants and rights granted to Ford and Delta as well as with the beneficial conversion feature related to the issuance of preferred stock to Ford. For the period from inception to December 31, 1999, sales and marketing expenses were $38.3 million, substantially all of which was related to fees paid for third-party advertising. Sales and marketing expenses include the amortization of deferred stock-based compensation of $21.3 million and $134,000 for the year ended December 31, 2000 and the period from inception to December 31, 1999. The increase in operating expenses was due to reporting a full year of operations during which we significantly increased our Membership base.

         General and Administrative. General and administrative expenses
         --------------------------
increased to $99.4 million for the period ended December 31, 2000 from $9.1 million in 1999. Significant general and administrative expenses were the cost of maintaining member relations and approximately $10 million spent on expanding our international operations. General and administrative expenses included stock-based compensation amounting to $21.8 million and $2.9 million for the year ended December 31, 2000 and the period from inception to December 31, 1999. The increase in general and administrative expenses was due to reporting a full year of operations during which we rapidly expanded our business.

         Other operating expenses. For the year ended December 31, 2000, other
         ------------------------
operating expenses consisted of an adjustment to a loss reserve established in 1999 to cover any potential exposure related to non-conforming computers held on our behalf by our distributor in the amount of $8 million offset by other operating expenses of $1.1 million. For the period from inception to December 31, 1999, other operating expenses consisted of a $15.6 million loss reserve related to the non-conforming computers noted above.

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

Minority interest

The minority interest in net loss of consolidated subsidiaries of $3.2 million for the year ended December 31, 2000 represents 35% of the $9.2 million net loss of the consolidated subsidiaries formed in June 2000.

Income Taxes

As a result of our operating losses and the uncertainties related to our ability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income tax for the year ended December 31, 2000. We have provided a full valuation allowance on our deferred tax assets, consisting primarily of net operating loss carry-forwards of $75 million.

Cumulative Effect of Accounting Change

In accordance with the FASB's Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and SEC requirements, we have recorded an additional $3.8 million in connection with the Beneficial Conversion Feature related to the issuance of series C preferred stock to Ford Motor Company Inc., as the original calculation was based on the proceeds received rather than the proceeds allocated to the series C preferred stock for the year ended December 31, 2000.

Net Loss

Net loss for the year ended December 31, 2000 increased to $236.0 million from $66.3 in the period from inception to December 31, 1999. In the year ended December 31, 2000, $29.2 million of net loss was attributable to cost of revenues exceeding revenues, and $205.8 million was attributable to operating expenses, of which $43.1 million was attributable to amortization of deferred stock-based compensation, and $26.0 million to the warrants and rights granted to Ford and Delta, while in the period from inception to December 31, 1999, $3.6 million of net loss was attributable to cost of revenues exceeding revenues, and $63.1 million was attributable to operating expenses, of which $3.0 million was attributable to amortization of deferred stock-based compensation.

Liquidity

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred substantial losses and negative cash flows from operations since inception. At December 31, 2001, we had a net capital deficiency of $80.4 million. Based upon current Membership levels, our current working capital and expected cash flows to be generated from operations may not be sufficient to fund operations during the next 12 months.

On a consolidated basis as of December 31, 2001, our sources of liquidity consisted of $24.7 million in cash and cash equivalents, including $2.2 million in restricted cash. Our net accounts receivable balance as of December 31, 2001 was $6.1 million. Of these amounts, $4.3 million in cash and $0.4 million in accounts receivable balance are held by our subsidiary, PeoplePC U.K. Limited. Due to legal and other constraints, some or all of the cash assets held by PeoplePC U.K. Limited may not be available to fund our United States operations.

We have plans to acquire additional revenue-generating PeoplePC Online members through a combination of private label programs, wholesale arrangements, or acquisitions of members from other Internet service providers. There is no guarantee that we will be able to increase our Membership levels.

If we are unable to increase Membership to generate sufficient operating revenues, further capital investment or other financing will be needed to fund operations. There is no guarantee that additional financing will be available on favorable terms, or at all. We may have to sell stock at prices lower than those paid by existing stockholders, and perhaps lower than existing market prices, resulting in dilution of existing stockholders. We may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit our operating flexibility. If we are not able to raise additional funds, we may be required to curtail or discontinue some or all of our operations.

We have already taken steps to improve liquidity, including the series B preferred stock financing obtained during December 2001, targeting sales and marketing expenditures on channels with a low acquisition cost per member, consolidation of sales offices and a realignment and reduction of our workforce. We can reduce expenses further through additional work force reductions and other cost cutting measures.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net cash used in operating activities was $94.0 million for the year ended December 31, 2001. Cash provided by operating activities for this period consisted primarily of Membership fees. Cash used in operating activities for these periods consisted primarily of advertising expenses, the cost of providing Internet access, customer support, and other Membership services, general and administrative expenses, costs of our computer systems and peripherals, payroll and other employee-related expenses, and a decrease in accrued liabilities.

Net cash provided by investing activities was $20.5 million for the year ended December 31, 2001. Net cash provided by investing activities for this period consisted primarily of a decrease of $20.8 million in accounts collateralizing letter of credit agreements securing future inventory.

Net cash provided by financing activities was $30.8 million for the year ended December 31, 2001. Net cash received from financing activities for this period consisted of $14.5 million for the sale of Delta Airlines, Inc. receivables, $21.2 million proceeds from the issuance of series B preferred stock, and a $4.7 million repayment of borrowings under our line of credit.

We have incurred substantial losses and negative cash flow from operations since inception. As of December 31, 2001, we had a net capital deficiency of $80.4 million.

Any projections of future cash needs and cash flows are subject to substantial uncertainty. We are also subject to unanticipated developments in the short term, such as the entry into agreements that require large cash payments, further deterioration of the Internet industry or the acquisition of businesses with negative cash flows, which may necessitate additional financing. We may seek to raise additional funds through public or private equity or debt, strategic relationships or other arrangements in order to fund our operations and capital expenditures; take advantage of favorable business opportunities; acquire complementary businesses or technologies; develop and upgrade our technology infrastructure; develop new product and service offerings; take advantage of favorable conditions in capital markets; or respond to competitive pressures.

Except where we contract directly with equipment manufacturers, we rely on Ingram Micro to distribute computer systems and peripherals from our suppliers to our customers. Our computer suppliers ship their products directly to Ingram Micro's distribution centers around the country. When a customer application is approved, products are picked from inventory, packed and shipped to our customers from the distribution center closest to the shipping address. Ingram Micro purchases inventory on our behalf based on sales projections made by us. We are obligated to purchase inventory held by Ingram Micro purchased on our behalf. Our agreement with Ingram Micro expired on February 28, 2001. The term of the agreement has not been extended. However, the parties currently continue their business relationship. At December 31, 2001, we had approximately $1.6 million noncancelable purchase commitments with Ingram Micro. With the movement of our business model away from Membership Packages involving the sale of computers, we expect hardware distribution arrangements to be of diminishing importance.

In the ordinary course of our business we make commitments to purchase computers in order to make timely deliveries to new Members as they sign up for our Membership Package. However, we normally pay for the computers no sooner than two days after the time of shipment to the member, although we are required to maintain a deposit at Ingram Micro, adjusted weekly, equal to approximately 25% of outstanding purchase orders and unshipped inventory. On December 31, 2001, this deposit amounted to approximately $0.4 million.

The following table summarizes our contractual obligations at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in the future periods:

As of December 31, 2001                              Total       Less Than 1 Year    1-3 Years      After 3 Years
Contractual obligations:
Non-cancelable operating lease obligations ....   $ 7,016,000      $ 2,269,000      $ 4,467,000      $   280,000
Commercial commitments for Internet service ...    41,000,000        5,000,000       19,000,000       17,000,000
Commercial commitments for computers ..........     1,700,000        1,700,000               --               --
                                                  -----------      -----------      -----------      -----------
Total Contractual cash obligations ............   $49,716,000      $ 8,969,000      $23,467,000      $17,280,000
                                                  -----------      -----------      -----------      -----------

During 1999, Ingram Micro purchased on our behalf approximately 29,000 computers from Toshiba, which proved to be non-conforming. We recorded a provision of $15.6 million relating to the cost of resolving any potential dispute over such non-conforming computers. During the year 2000, we reached an agreement with Ingram Micro to liquidate the non-conforming computers and to split the parties' combined losses equally. As a result of this agreement, we reduced the provision by $8 million in December 2000. During 2001, we reached a final settlement with Ingram Micro and paid our share of the loss and reversed the remaining $1.0 million in the provision because we believe that the probability of any future claim from the OEM is remote.

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

As a result of executing the Put Option Agreement, we acquired additional control over PeoplePC Europe, free of certain restrictions contained in the PeoplePC Europe Articles of Association and a related shareholder agreement. In particular, the @viso representatives to the board of directors of PeoplePC Europe resigned and we acquired control of the board of directors of PeoplePC Europe. In addition, PeoplePC Europe has the power to make loans to us, free of pre-existing structural and contractual restrictions, thus allowing use of PeoplePC Europe assets for the combined benefit of the two companies. PeoplePC Europe has made five loans totaling $35.5 million to fund our United States' operations during fiscal 2001. PeoplePC Europe's remaining cash assets (which are consolidated in our financial statements for purposes of this report) may be unavailable for purposes of funding our United States' operations and for general corporate purposes.

In July 2001, our credit agreement with The Chase Manhattan Bank providing for a $50.0 million revolving credit facility expired. The facility was to be used in connection with the financing of receivables owed to us by Ford. We paid fees to the lender for the loan commitment and for underwriting and structuring. As of December 31, 2001, there was no balance outstanding in regard to this credit facility.

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

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. We are currently assessing the impact of SFAS No. 144 on our financial position and results of operations.

In November 2001 the Emerging Issues Task Force ("EITF") issued EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products, ("EITF 01-09"). We are currently evaluating the impact of this pronouncement on our consolidated statement of operations or consolidated balance sheet and will adopt EITF 01-09 in 2002.

Effective January 1, 2001, we adopted FAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement establishes a new standard for accounting for derivatives and hedging activities. Under FAS 133, all derivatives must be recognized as assets and liabilities and measured at fair value. The adoption of FAS 133 did not have a material impact on our consolidated statement of operations or consolidated balance sheet.

Effective January 1, 2001, the we adopted Staff Accounting Bulletin No. 101, Revenue Recognition in financial Statements, as amended ("SAB 101"), issued by the SEC in December 1999. The adoption of SAB 101 did not have a material impact on our consolidated statement of operations or consolidated balance sheet.

                        PEOPLEPC INC. AND SUBSIDIARIES
 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----

Report of Independent Accountants.............................................36
Consolidated Balance Sheets...................................................37
Consolidated Statements of Operations and Comprehensive Loss..................38
Consolidated Statements of Mandatorily Redeemable Convertible
   Preferred Stock and Stockholders' Deficit..................................39
Consolidated Statements of Cash Flows.........................................43
Notes to Consolidated Financial Statements....................................44
Report of Independent Accountants on Financial Statements Schedule............65
Financial Statement Schedule II - Valuation and Qualifying Accounts...........66




REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of PeoplePC Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of mandatorily redeemable convertible preferred stock and stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of PeoplePC Inc. and its subsidiaries, at December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and the period from March 2, 1999 (date of inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of PeoplePC Inc.'s management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital and a net capital deficiency that raise substantial doubt as to its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.
The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PricewaterhouseCoopers LLP

April 1, 2002 San Francisco, California

                              PEOPLEPC INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEET
                           (in thousands, except per share data)

                                                                          December 31,

                                                                        2001         2000
                                                                     ---------    ---------
                               ASSETS
                               ------
Current Assets:
    Cash and cash equivalents ....................................   $  22,497    $  65,493
    Restricted cash ..............................................       2,181       22,954
    Accounts receivable, net of allowance for doubtful accounts of
    $665 and $3,500 as of December 31, 2001 and 2000,
    respectively .................................................       4,254       41,864
    Prepaid expenses and other current assets ....................       2,065        2,177
                                                                     ---------    ---------
    Total current assets .........................................      30,997      132,488
Accounts receivable, long-term ...................................       1,836       11,589
Retained interest in accounts receivable .........................       2,070            0
Property and equipment, net ......................................       5,396        7,688
Capitalized web site development costs, net ......................         243          674
Deposits and other assets ........................................         727          592
                                                                     ---------    ---------
    Total assets .................................................   $  41,269    $ 153,031
                                                                     =========    =========
LIABILITIES, MINORITY INTEREST, MANDATORILY
   REDEEMABLE CONVERTIBLE PREFERRED STOCK
         AND STOCKHOLDERS' DEFICIT
-------------------------------------------
Current liabilities:
    Accounts payable .............................................   $   8,741    $  23,745
    Accrued and other liabilities ................................       9,188       39,193
    Borrowing under line of credit ...............................           0        5,176
    Current portion of deferred revenue, net .....................      21,082       19,047
                                                                     ---------    ---------
    Total current liabilities ....................................      39,011       87,161
Other long term liabilities ......................................         141            0
Deferred revenue, net ............................................      20,964       28,121
                                                                     ---------    ---------
    Total liabilities ............................................      60,116      115,282
                                                                     ---------    ---------
Commitments and contingencies (Note 6)
Minority interest in consolidated subsidiaries ...................      40,313       46,700
                                                                     ---------    ---------
Mandatorily redeemable convertible preferred stock ...............      21,191            0
                                                                     ---------    ---------
Stockholders' deficit:
    Common stock: $0.0001 par value; 500,000 shares authorized;
    115,466 and 115,159 shares issued, and 113,944 and 114,905 shares outstanding at December 31, 2001 and 2000,
    respectively .................................................          11           11
    Additional paid-in capital ...................................     342,111      350,884
    Common Stock in treasury at cost, 1,522 and 254 shares at
    December 31, 2001 and 2000, respectively .....................        (502)        (280)
    Deferred stock-based compensation ............................      (4,903)     (38,995)
    Receivable from stockholder ..................................        (116)         (73)
    Accumulated other comprehensive loss .........................        (325)           0
    Accumulated deficit ..........................................    (416,627)    (320,498)
                                                                     ---------    ---------
Total stockholders' deficit ......................................     (80,351)      (8,951)
                                                                     ---------    ---------
Total liabilities, minority interest, mandatorily redeemable
    convertible preferred stock and stockholders' deficit ........   $  41,269    $ 153,031
                                                                     =========    =========
  The accompanying notes are an integral part of these consolidated financial statements.

                                       PEOPLEPC INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                    (in thousands, except per share data)
                                                                                                Period from
                                                                                                  March 2,
                                                                                               1999 (Date of
                                                                                               Inception) to
                                                                       Year Ended December 31,  December 31,
                                                                          2001         2000         1999
                                                                       ---------    ---------    ---------

Membership revenues earned .........................................   $ 165,836    $  58,033    $   1,255
Other revenues .....................................................       8,142       32,128        2,188
                                                                       ---------    ---------    ---------
        Total revenues .............................................     173,978       90,161        3,443
                                                                       ---------    ---------    ---------
Cost of membership revenues earned .................................     147,524       92,758        5,129
Cost of other revenues .............................................       6,788       26,562        1,905
                                                                       ---------    ---------    ---------
        Total cost of revenues .....................................     154,312      119,320        7,034
                                                                       ---------    ---------    ---------
Gross profit (loss) ................................................      19,666      (29,159)      (3,591)
                                                                       ---------    ---------    ---------
Operating expenses:
    Sales and marketing (inclusive of stock-based compensation of $(45), $21,266 and $134 for the years ended December
      31, 2001, and 2000 and the period ended December 31, 1999,
      respectively) ................................................      17,733      113,250       38,413
General and administrative (inclusive of stock-based
  compensation of $3,995, $21,847, and $2,905 for the years
  ended December 31, 2001 and 2000 and the period ended
  December 31, 1999, respectively) .................................      86,981       99,409        9,102
Contract cancellation fees .........................................       2,876            0            0
Other operating (income) expenses ..................................      (9,621)      (6,900)      15,550
                                                                       ---------    ---------    ---------
        Total operating expenses ...................................      97,969      205,759       63,065
                                                                       ---------    ---------    ---------
Loss from operations ...............................................     (78,303)    (234,918)     (66,656)
Net interest (income) expense and other expenses ...................      (1,958)        (502)         405
Income tax expenses ................................................        (405)           0            0
Minority interest in net loss of consolidated subsidiaries .........       5,728        3,226            0
                                                                       ---------    ---------    ---------
Loss before cumulative effect of accounting change .................     (74,938)    (232,194)     (66,251)
Cumulative effect of accounting change, net of tax .................           0       (3,844)           0
                                                                       ---------    ---------    ---------
        Net loss ...................................................     (74,938)    (236,038)     (66,251)
Dividend related to beneficial conversion feature of preferred stock     (21,191)     (18,209)           0
                                                                       ---------    ---------    ---------
        Net loss attributable to common stockholders ...............     (96,129)    (254,247)     (66,251)
Foreign translation loss ...........................................        (325)           0            0
                                                                       ---------    ---------    ---------
Comprehensive loss .................................................   $ (96,454)   $(254,247)   $ (66,251)
                                                                       ---------    ---------    ---------
Basic and diluted net loss per share
      Loss before cumulative effect of accounting change ...........   $   (0.86)   $   (4.09)   $   (2.04)
      Cumulative effect of accounting change, net of tax ...........       (0.00)       (0.06)       (0.00)
                                                                       ---------    ---------    ---------
        Net loss per share .........................................   $   (0.86)   $   (4.15)   $   (2.04)
                                                                       =========    =========    =========
Shares used in computing basic and diluted net loss per share ......     111,825       61,218       32,400

        The accompanying notes are an integral part of these consolidated financial statements.

                                                   PEOPLEPC INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
                                                           (in thousands)

                                    |                                                                  Accumu-
                                    |                                              Deferred  Receiv-   lated
                   Mandatorily      |               Additional                      Stock-    able     Other                Total
                    Redeemable      |                Paid-In    Common Stock        based     from    Compre- Accumu-       Stock-
                   Convertible      |                Capital   in Treasury at      Compen-   Stock-   hensive  lated       holders'
                 Preferred Stock    |  Common Stock                 cost            sation    holders   loss   Deficit      Deficit
                  Shares  Amount    | Shares  Amount            Shares  Amount
Issuance of                         |
  common stock                      |  31,440   $3  $       5                        $ --      $ --    $ --    $ --       $       8
Issuance of                         |
  common stock                      |
  from exercise of                  |
  options                           |   2,320              29                                                                    29
Issuance of Series                  |
  A Mandatorily                     |
  Redeemable                        |
  Convertible                       |
  Preferred Stock in                |
  May 1999, net of                  |
  issuance costs of                 |
  $21                24,000   2,979 |
Issuance of Series                  |
  B mandatorily                     |
  redeemable                        |
  convertible                       |
  preferred stock in                |
  October 1999, net                 |
  of issuance costs                 |
  of $40             29,817  64,960 |
Deferred stock-                     |
  based                             |
  compensation                      |                  21,679                        (21,679)                                     0
Stock-based                         |
  compensation                      |
  expense                           |                                                  3,039                                  3,039
Net loss                            |                                                                           (66,251)    (66,251)
                                    |
Balance at                          |
  December 31,                      |
  1999               53,817  67,939 |  33,760    3     21,713         0          0   (18,640)     0       0     (66,251)    (63,175)
                                    |
Issuance of Series                  |
  C mandatorily                     |
  redeemable                        |
  convertible                       |
  preferred stock in                |
  April 2000, net of                |
  issuance cost of                  |
  $54                 9,468  49,615 |
Beneficial                          |
  conversion                        |
  feature related to                |
  the issuance of                   |
  Series C                          |
  Mandatorily                       |
  Redeemable                        |
  Convertible                       |
  Preferred Stock           (18,209)|                  18,209                                                                18,209

                                    |                                                                 Accumu-
                                    |                                              Deferred  Receiv-   lated
                    Mandatorily     |               Additional                      Stock-    able     Other              Total
                     Redeemable     |                Paid-In    Common Stock        based     from    Compre- Accumu-     Stock-
                    Convertible     |                Capital   in Treasury at      Compen-   Stock-   hensive  lated     holders'
                   Preferred Stock  | Common Stock                 cost            sation    holders   loss   Deficit    Deficit
                  Shares    Amount  |Shares  Amount            Shares  Amount
                                    |
Dividend related                    |
  to beneficial                     |
  conversion                        |
  feature related to                |
  the issuance of                   |
  Series C                          |
  mandatorily                       |
  redeemable                        |
  convertible                       |
  referred stock            18,209  |                                                                           (18,209)  (18,209)
Exercise of                         |
  common stock                      |
  options                           |   8,394    1      3,141                         (3,142)                                   0
Payment net on                      |
  receivable from                   |
  stockholders for                  |
  purchase of                       |
  common stock                      |                                                  2,981                                2,981
Repurchase of                       |
  unvested common                   |
  stock                             |    (685)            (88)                            88                                    0
Deferred stock-                     |
  based                             |
  compensation                      |                  63,468              (63,468)                                             0
Stock-based                         |
  compensation                      |
  expense                           |                                       43,113                                         43,113
Issuance of                         |
  common stock                      |
  warrants to Delta                 |
  Air Lines Inc                     |                   1,498                                                               1,498
Beneficial                          |
  conversion                        |
  feature related to                |
  issuance of                       |
  preferred stock to                |
  Ford Motor                        |
  Company                           |                  17,944                                                              17,944
Issuance of                         |
  common stock                      |
  warrants to Ford                  |
  Motor Company                     |                   6,113                                                               6,113
Issuance of                         |
  common stock                      |
  rights to Ford                    |
  Motor Company                     |                     515                                                                 515
Proceed of the                      |
  initial Public                    |
  offering, net of                  |
  issuance cost of                  |
  $7,071                            |   8,500    1     77,929                                                              77,930
Exercise of                         |
  common stock                      |
  Warrants issued                   |
  to Ford Motor                     |
  Company                           |   1,905    0     19,050                                                              19,050
Conversion of                       |
  Series A                          |
  mandatorily                       |
  redeemable                        |
  convertible                       |
  preferred stock                   |
  into common                       |
  stock             (24,000) (2,979)|  24,000    2      2,977                                                               2,979
                                    |
Conversion of                       |
  Series B                          |
  mandatorily       (29,817)(64,960)|  29,817    3     64,957                                                              64,960

                                      -40

                                     |                                                                    Accumu-
                                     |                                                 Deferred  Receiv-   lated
                   Mandatorily       |                  Additional                      Stock-    able     Other              Total
                    Redeemable       |                   Paid-In    Common Stock        based     from    Compre- Accumu-    Stock-
                   Convertible       |                   Capital   in Treasury at      Compen-   Stock-   hensive  lated    holders'
                 Preferred Stock     |    Common Stock                 cost            sation    holders   loss   Deficit    Deficit
                  Shares  Amount     |   Shares  Amount            Shares  Amount
                                     |
redeemable                           |
  convertible                        |
  preferred stock                    |
  into common                        |
  stock                              |
  Conversion of                      |
  Series C                           |
  mandatorily                        |
  redeemable                         |
  convertible                        |
  preferred stock                    |
  into common                        |
  stock              (9,468) (49,615)|      9,468    1     49,614                                                            49,615
Purchase of                          |
  treasury shares                    |                                 (254)      (280)                                        (280)
Additional                           |
  beneficial                         |
  conversion                         |
  feature related to                 |
  issuance of                        |
  Preferred Stock to                 |
  Ford Motor                         |
  Company                            |                      3,844                                                             3,844
Net loss                             |                                                                         (236,038)   (236,038)
                                     |
Balance at                           |
  December 31,                       |
  2000                    0        0 |    115,159   11    350,884      (254)      (280)  (38,995)   (73)       (320,498)     (8,951)
                                     |
Issuance of                          |
  common stock                       |
  from exercise of                   |
  options                            |        229             145                                  (106)                         39
Issuance of                          |
  common stock                       |
  under the                          |
  employee stock                     |
  purchase plan                      |         78              33                                                                33
Payments from                        |
  stockholders                       |                                                               63                          63
Issuance of Series                   |
  B mandatorily                      |
  redeemable                         |
  convertible                        |
  preferred stock in                 |
  December 2001,                     |
  net of issuance                    |
  cost of $684        4,375   21,191 |
 Beneficial                          |
  conversion                         |
  feature related to                 |
  the issuance of                    |
  Series B                           |
  mandatorily                        |
  redeemable                         |
  convertible                        |
  preferred stock            (21,191)|                     21,191                                                            21,191
Dividend related                     |
  to beneficial                      |
  conversion                         |
  feature related to                 |
  the issuance of                    |
  Series B                           |
  mandatorily                        |
  redeemable                         |
  convertible                 21,191 |                                                                          (21,191)    (21,191)

                                                                                                      Accumu-
                                   |                                               Deferred  Receiv-   lated
                   Mandatorily     |                Additional                      Stock-    able     Other                Total
                    Redeemable     |                 Paid-In    Common Stock        based     from    Compre- Accumu-       Stock-
                   Convertible     |                 Capital   in Treasury at      Compen-   Stock-   hensive  lated       holders'
                 Preferred Stock   |  Common Stock                 cost            sation    holders   loss   Deficit      Deficit
                  Shares  Amount   | Shares  Amount            Shares  Amount
                                   |
  referred stock                   |
Purchase of                        |
  treasury shares                  |                             (1,268)      (222)                                            (222)
Translation loss                   |
  on foreign                       |
  operations                       |                                                                   (325)                   (325)
Reversal of                        |
  deferred stock-                  |
  based                            |
  compensation                     |
  upon termination                 |
  of employment                    |                  (30,142)                        30,142                                      0
Amortization of                    |
  deferred stock-                  |
  based                            |
  compensation                     |                                                   3,950                                  3,950
Net loss                           |                                                                            (74,938)    (74,938)
                                   |
Balance at                         |
  December 31,                     |
  2001               4,375 $21,191 |  115,466  $11   $342,111    (1,522)     $(502)  $(4,903)  $(116) $(325)  $(416,627)   $(80,351)

                                   PEOPLEPC INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (in thousands)

                                                                                       Period from
                                                                                      March 2, 1999
                                                                                        (Date of
                                                                                      Inception) to
                                                              Year Ended December 31,  December 31,
                                                                 2001         2000         1999
                                                              ---------    ---------    ---------
Cash flows from operating activities:
Net loss ..................................................   $ (74,938)   $(236,038)   $ (66,251)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization .........................       2,573        1,198           40
    Amortization of deferred stock-based compensation .....       3,950       43,113        3,039
    Loss on sale of accounts receivable ...................       1,380           --           --
    Net increase in allowance for doubtful accounts .......       6,165        3,500           --
    Beneficial conversion feature related to issuance of
      preferred stock to Ford Motor Company ...............          --       17,944           --
    Additional beneficial conversion feature related to
      issuance of preferred stock to Ford Motor Company ...          --        3,844           --
    Issuance of common stock warrants and rights ..........          --        8,126           --
    Minority interest in net loss of consolidated
      subsidiaries ........................................      (5,728)      (3,226)          --
    Changes in assets and liabilities:
        Accounts receivable ...............................      15,602      (45,089)        (311)
        Prepaid expenses and other current assets .........         112       (2,111)         (66)
        Accounts receivable, long term ....................       9,753      (11,589)          --
        Deposits and other assets .........................        (135)        (401)        (191)
        Accounts payable ..................................     (15,004)      13,941        9,766
        Accrued liabilities ...............................     (30,663)       5,410       33,783
        Deferred revenues .................................      (5,122)      42,847        4,321
        Retained interest in accounts receivable ..........      (2,070)          --           --
        Other .............................................         140         (236)         236
                                                              ---------    ---------    ---------
        Net cash used in operating activities .............     (93,985)    (158,767)     (15,634)
                                                              ---------    ---------    ---------
Cash flows from investing activities:
    Restricted cash .......................................      20,773       (7,204)     (15,750)
    Purchase of property and equipment ....................        (303)      (7,901)        (323)
    Capitalized web site development costs ................          --         (762)        (161)
                                                              ---------    ---------    ---------
        Net cash provided by (used in) investing activities      20,470      (15,867)     (16,234)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
    Sales of accounts receivable ..........................      14,463           --           --
    Proceeds from issuance of common stock, net ...........         135        2,981           37
    Proceeds from issuance of Series A preferred stock (net
    of issuance costs of $21) .............................          --           --        2,979
    Proceeds from issuance of a note ......................          --           --       10,000
    Proceeds from issuance of Series B preferred stock (net
    of issuance costs of $683 and $40) ....................      21,191           --       54,960
    Repurchase of common stock ............................        (222)        (280)          --
    Proceeds from initial public offering (net of issuance
    cost of $7,071) .......................................          --       77,929           --
    Borrowings under line of credit (net of issuance cost
    of $1,087) ............................................          --        4,724           --
    Proceeds from minority investment in PeoplePC Europe ..          --       50,000           --
    Proceeds from issuance of Series C preferred stock
    (net of issuance cost of $54) .........................          --       49,615           --
    Exercise of warrants for common stock .................          --       19,050           --
    Payments on borrowings under a line of credit .........      (4,723)          --           --
                                                              ---------    ---------    ---------
    Net cash provided by financing activities .............      30,844      204,019       67,976
                                                              ---------    ---------    ---------
Effect of exchange rate changes on cash and cash
    equivalents ...........................................        (325)          --           --
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ......     (42,996)      29,385       36,108
Cash and cash equivalents at beginning of period ..........      65,493       36,108           --
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of period ................   $  22,497    $  65,493    $  36,108
                                                              =========    =========    =========
Supplemental non cash investing and financing
    activity:
    Conversion of preferred stock into common stock .......   $      --    $ 117,554    $      --
    Beneficial conversion feature, preferred stock ........      21,191       18,209           --
    Conversion of a note into Series B preferred stock ....          --           --       10,000
     Deferred stock-based compensation ....................                   63,468       21,679
     Reversal of deferred stock-based compensation upon
     termination of employment ............................      30,142
    Receivable from stockholders ..........................         106           73           --

     The accompanying notes are an integral part of these consolidated financial statements.

                         PEOPLEPC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------

Description of Business

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

Liquidity

The Company's consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred substantial losses and negative cash flows from operations since its inception. At December 31, 2001, the Company had a net capital deficiency of $80.4 million. Based upon current Membership levels, the Company's current working capital and expected cash flows to be generated from operations may not be sufficient to fund operations during the next 12 months.

On a consolidated basis as of December 31, 2001, the Company's sources of liquidity consisted of $24.7 million in cash and cash equivalents, including $2.2 million in restricted cash. The Company's net accounts receivable balance as of December 31, 2001 was $6.1 million. Of these amounts, $4.3 million in cash and $0.4 million in accounts receivable balance are held by the Company's subsidiary, PeoplePC U.K. Limited. Due to legal and other constraints, some or all of the cash assets held by PeoplePC U.K. Limited may not be available to fund the Company's United States operations.

The Company has plans to acquire additional revenue-generating PeoplePC Online members through a combination of private label programs, wholesale arrangements, or acquisitions of members from other Internet service providers. There is no guarantee that the Company will be able to increase its Membership levels.

If the Company is unable to increase Membership to generate sufficient operating revenues, further capital investment or other financing will be needed to fund operations. There is no guarantee that additional financing will be available on favorable terms, or at all. The Company may have to sell stock at prices lower than those paid by existing stockholders, and perhaps lower than existing market prices, resulting in dilution of existing stockholders. The Company may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit the Company's operating flexibility. If the Company is not able to raise additional funds, the Company may be required to curtail or discontinue some or all of its operations.

The Company has already taken steps to improve liquidity, including the Series B preferred stock financing obtained during December 2001, targeting sales and marketing expenditures on channels with a low acquisition cost per member, consolidation of sales offices and a realignment and reduction of its workforce. The Company can reduce expenses further through additional work force reductions and other cost cutting measures.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its majority owned or otherwise controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. The equity and net loss attributable to minority shareholders' interests are shown separately in the consolidated balance sheets and consolidated statements of operation.

Estimates

The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowance for acquisition discounts, membership cancellations and product returns, allowance for doubtful accounts, deferred tax valuation allowance and allowance for settlement of potential disputes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue recognition in Financial Statements". We adopted SAB 101, in the quarter ended December 31, 2000. The adoption of SAB 101 did not have an effect on the results of operations or financial position of the Company.

Revenues and the related cost of revenues for the initial membership package, which generally includes the personal computer, extended warranty, cost of shipping the personal computer system, internet access for the term of the membership, and participation in a member commerce program, are generally deferred and recognized over the term of the membership agreement for members signed up under enterprise deals and consumers up to May 2001. Beginning in May 2001, the extended warranty was offered separately as an option in the consumer Membership Package program. This resulted in revenues and the related cost of revenues for the personal computer and shipping the personal computer system being recognized once the right of return has elapsed. Revenues and any related cost allocated to internet access, the participation in a member commerce program and the extended warranty are deferred and recognized over the four-year term of the membership agreement.

Revenues from the PeoplePC Online program are recognized monthly as services are delivered. Monthly subscriptions to PeoplePC's online service are renewable each month and the monthly fees are not refundable.

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

In some instances, and in an effort to aggressively enroll new members to build its brand, as well as to develop new channels of distribution, the Company offered pricing on some its memberships and services that was less than its total current and estimated future costs (primarily the cost of providing Internet access and email services) of performing under its membership agreements, resulting in an estimated gross margin loss over the life of the contract. As a result, the Company accrued for the estimated loss related to this acquisition discount during the membership period. These amounts are being amortized over the life of the membership as an offset to future expenses.

The Company also derives revenue from providing development services on a time and material basis. Revenues pursuant to time and materials contracts are generally recognized as services are provided. Revenues include reimbursable expenses charged to clients.

Foreign currency translation

The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are translated into U.S. dollars at the end-of-period exchange rates. Revenues and expenses are translated at average exchange rates in effect during each period, except for those expenses related to balance sheet amounts which are translated at historical exchange rates. Gains or losses from foreign currency transactions are included in net earnings.

Cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Restricted cash

Restricted cash represents funds deposited in restricted accounts to secure letters of credit established as collateral in favor of certain significant vendors to the Company, security deposits for rent, and charges for possible disputes or fraud with credit card processors.

Retained Interest in Accounts Receivables

During May 2001, the Company sold $18.0 million in accounts receivable via its subsidiary PeoplePC Funding, Inc., a qualified special purpose entity, to a financial institution. The Company received $14.5 million from the financial institution which was used to fund operations. The financial institution has no recourse to the Company's assets for failure of the debtors to pay when due. The financial institution reserved an overcollateralization amount equal to 13% of the present value of the receivables. After all lender obligations, interest expenses and administrative fees are paid in full, the Company will receive the residual amount represented by the overcollateralization reserve. The Company's retained interests are non-interest bearing and subordinated to investor's interests. Their value is subject to credit risks on the transferred assets. The residual assets amounted to $2.1 million as of December 31, 2001.

Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," the transaction was accounted for as a sale. As a result, the related accounts receivable have been excluded from the accompanying condensed consolidated balance sheet and the Company recognized a loss on sale of $1.4 million, which is included in interest expense.

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

Members who wish to finance their membership fees generally enter into a 36-month or 48-month loan agreement with a third party financial institution. The Company receives the present value of the membership fee when it notifies the financial institution that the related member's products have been shipped. The Company does not generally bear any credit risk with regard to these loan agreements. In the event of default by a member, the Company is obliged to terminate the service provided to the defaulting member following notification from the financial institution. In the event of a member's termination due to the member's default under their credit obligation, all amounts related to the member's previously deferred revenue and deferred cost of revenue are recognized.

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

In the Company's enterprise employee connectivity programs, membership fees are generally paid by both the enterprises and the employees in the form of a co-payment. An employee may make their co-payment by credit card, loan agreement through a financial institution or electronic debit, and in some cases by payroll deduction over the membership period. If the employee co-payment is made by payroll deduction the enterprise will pay the total membership fee at the time of enrollment and receive the benefit of the payroll deductions over the membership period.

Shipping charges and peripheral upgrades are exclusively paid for by the employees. The amount is then either charged to their credit card, financed through a loan agreement with a third party financial institution or electronic debit. There is an accounts receivable balance while the payments are being processed by the relevant financial institutions.

At December 31, 2001, one company accounted for 43% of total accounts receivable, while two companies accounted for 41% and 23% of total accounts receivable at December 31, 2000. The Company believes these amounts are collectible. No member accounted for more than 10% of revenues in the years ended December 31, 2001 and 2000 and the period from March 2, 1999 (date of inception) to December 31, 1999.

Advertising costs

Expenses related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense for the years ended December 31, 2001 and 2000 and the period from March 2, 1999 (date of inception) to December 31, 1999 was $6.1 million, $61.5 million and $38.3 million, respectively.

Fair value of financial instruments

The carrying amounts of the Company's financial instruments, including cash, cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short maturities.

Capitalized website development costs

In accordance with EITF 00-02, "Accounting for Website Development Costs", the Company has capitalized certain expenditures incurred in developing the Company's website which are being amortized on a straight-line basis over two years. The capitalized cost amounted to $243,000 and $674,000 (net of $680,000 and $249,000 in accumulated amortization) at December 31, 2001 and 2000, respectively. Capitalized expenditures include the cost of services provided by third parties and internal costs of staff directly involved in the development of the website.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets: computer equipment over 2 years, computer software over 5 years, and furniture and fixtures over 7 years. Leasehold improvements are depreciated on a straight-line basis over the lesser of their estimated useful lives or the lease term. Repair and maintenance costs are expensed as incurred.

Impairment of long-lived assets

The Company accounts for long-lived assets under SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), which requires the Company to review for impairment of long-lived assets, whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.


Deferred Stock-Based Compensation

Deferred stock-based compensation has been included as a component of stockholders' deficit and is being amortized by charges to operations over the vesting period of the related options, generally 4 years, consistent with the method described in Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 28. The Company recognized stock-based compensation of $4.0 million, net of reversal of stock-based compensation previously amortized related to unvested shares for terminated employees for the year ended December 31, 2001. The Company recorded reductions in deferred stock-based compensation relating to terminated employees of $30.1 million for the year ended December 31, 2001. As of December 31, 2001, the Company had an aggregate of $4.9 million of deferred stock-based compensation remaining to be amortized.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

The Company uses the Black-Scholes option pricing model to value options granted to non-employees.


Segment information

Although the Company offers various products and services to its members, management does not manage its operations by these service lines, but instead views the Company as one operating segment when making business decisions. The Company does manage its operations on a geographical basis. Revenues are attributed to the United States and to all foreign countries based on actual sales made in those geographic areas. Revenues, loss from operations and long-lived assets information by geographic area are summarized as follows:

                                                                          Period from
                                                                         March 2, 1999
                                          Year ended December 31,     (Date of Inception)
                                             2001          2000      to December 31, 1999
                                         -----------   -----------   --------------------

Revenues from External Customers
    United States                        150,110,000    89,348,000              3,443,000
    International                         23,868,000       813,000                     --

                                         -----------   -----------   --------------------
    Total                                173,978,000    90,161,000              3,443,000
                                         ===========   ===========   ====================

Loss from Operations
    United States                         58,772,000   221,814,000             66,656,000
    International                         19,531,000    13,104,000                     --

                                         -----------   -----------   --------------------
    Total                                 78,303,000   234,918,000             66,656,000
                                         ===========   ===========   ====================

                                                        As of December 31,
                                             2001          2000              1999
                                         -----------   -----------   --------------------

Long-Lived Assets
    United States                          4,641,000     6,661,000                330,000
    International                            755,000     1,027,000                     --

                                         -----------   -----------   --------------------
    Total                                  5,396,000     7,688,000                330,000
                                         ===========   ===========   ====================


Income taxes

The Company accounts for income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109"). Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

                                                                                                               Period from March 2,
The following table summarized basic and diluted loss per share:                       Years Ended          1999 (Date of Inception)
                                                                                       December 31,                to December 31,
                                                                                ----------------------------------------------------
                                                                                  2001               2000                 1999
                                                                                ----------------------------------------------------
Numerator:
    Loss before cumulative effect of accounting change                           (96,129,000)      (250,403,000)        (66,251,000)
    Cumulative effect of accounting change                                                           (3,844,000)
                                                                                ----------------------------------------------------
Net loss attributable to common stockholders                                     (96,129,000)      (254,247,000)        (66,251,000)
                                                                                ----------------------------------------------------
Denominator:
    Weighted average common shares                                               109,217,000         55,103,000           31,466,000
    Weighted average unvested common shares subject to repurchase                  2,608,000          6,115,000              934,000

                                                                                ----------------------------------------------------
Denominator for basic and diluted calculation                                    111,825,000         61,218,000           32,400,000
                                                                                ----------------------------------------------------

  Basic and diluted net loss per share attributable to common stockholders
     Loss before cumulative effect of accounting change                                (0.86)             (4.09)              (2.04)
     Cumulative effect of accounting change                                                               (0.06)
                                                                                ----------------------------------------------------
     Net loss attributable to common stockholders                                      (0.86)             (4.15)              (2.04)
                                                                                ----------------------------------------------------

Antidilutive securities not included in net loss per share calculation for the periods presented are as follows:

                                                            Period from March 2,
                                                               1999 (Date of
                                                                Inception) to
                                      Year Ended December 31,     December 31,
                                        2001           2000          1999
                                    -----------    -----------    -----------
Common stock subject
  to repurchase..............      2,608,000      6,115,000        934,000
Common stock options ...........     10,214,000     18,790,000      9,189,000
Warrants .......................      2,258,000      3,358,000             --
Mandatorily redeemable
  convertible preferred stock...    437,500,000             --         53,817
                                    -----------    -----------    -----------
Total ..........................    452,580,000     28,263,000     63,940,000
                                    ===========    ===========    ===========

Comprehensive Loss

The Company complies with SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The comprehensive loss is comprised of net loss and foreign currency translation adjustments.


Stock split

In October 1999, and again in March 2000, the Company approved a two-for-one stock split. All share and per share amounts have been restated for such splits.


Accounting for the beneficial conversion feature

In accordance with the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF 98-5"), the company recorded an additional $3.8 million in connection with the beneficial conversion feature related to the issuance of series C preferred stock to Ford Motor Company, Inc., as the original calculation was based on the proceeds received for rather than the proceeds allocated to the series C preferred stock.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and its provisions are to be applied prospectively. The Company is currently assessing the impact of SFAS No. 144 on its financial position and results of operations.

In November 2001 the Emerging Issues Task Force ("EITF") issued EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-09"). The Company is currently evaluating the impact of this pronouncement on its financial position and results of operations and will adopt EITF 01-09 in 2002.

3. Balance Sheet Components:
----------------------------

                                                     Years Ended December 31,
                                                       2001            2000
                                                   ------------    ------------
Property and equipment, net:
Computer equipment .............................   $  1,975,000    $  1,831,000
Computer software ..............................      5,899,000       5,727,000
Furniture and fixtures .........................        653,000         648,000
Leasehold improvements .........................             --          18,000
                                                   ------------    ------------
                                                      8,527,000       8,224,000
Less: Accumulated depreciation .................     (3,131,000)       (536,000)
                                                   ------------    ------------
                                                   $  5,396,000    $  7,688,000
                                                   ============    ============

Accrued and other liabilities:
Overhead and marketing expenditure accrual .....   $  5,089,000    $  8,382,000
Cost of hardware accrual .......................        164,000       6,016,000
Legal accrual ..................................        140,000       2,775,000
Settlement of potential dispute (see note 6) ...             --       7,550,000
Accrued taxes ..................................      1,311,000              --
Internet service provider accrual ..............      1,713,000       4,132,000
Bank advance ...................................             --       3,741,000
Other ..........................................        771,000       6,597,000
                                                   ------------    ------------
                                                   $  9,188,000    $ 39,193,000
                                                   ============    ============


The bank advance was provided by the bank that previously issued a co-branded credit card with the Company. Net retail sales accumulated on the card have been deducted from the advance, which was non-interest bearing.

Analysis of deferred revenues

                                                                       Period from
                                                                      March 2, 1999
                                                                        (Date of
                                                                      Inception) to
                                        Year Ended December 31,        December 31,
                                         2001             2000             1999
                                    -------------    -------------    -------------
Deferred revenue at the beginning
  of the period .................   $ 309,058,000    $  21,504,000    $          --
Gross sales of memberships ......     153,433,000      339,182,000       22,759,000
Other deferred revenue ..........              --        3,750,000               --
Amortization of deferred revenue     (158,692,000)     (51,628,000)      (1,255,000)
                                    -------------    -------------    -------------
Deferred revenue at the end of
  the period ....................   $ 303,799,000    $ 309,058,000    $  21,504,000
                                    =============    =============    =============

                                                                            Period from
                                                                           March 2, 1999
                                                                             (Date of
                                                                           Inception) to
                                             Year Ended December 31,        December 31,
                                              2001             2000             1999
                                         -------------    -------------    -------------
Deferred cost of revenue at the
  beginning of the period, net of
  provision for acquisition discounts    $ 261,890,000    $  17,183,000    $         000
Gross cost of sales of membership ....     124,131,000      322,552,000       21,967,000
Change in the gross provision for
  acquisition discounts ..............      10,897,000      (32,902,000)      (1,700,000)
Amortization of deferred cost of
  revenue, net of provision for
  acquisition discounts ..............    (135,165,000)     (44,943,000)      (3,084,000)
                                         -------------    -------------    -------------
Deferred cost of revenue at the end of
 the period, net of provision for
  acquisition discounts ..............   $ 261,753,000    $ 261,890,000    $  17,183,000
                                         =============    =============    =============

                                                                      Period from
                                                                     March 2, 1999
                                                                       (Date of
                                                                     Inception) to
                                         Year Ended December 31,     December 31,
                                           2001           2000           1999
                                       ------------   ------------   ------------
Net deferred revenue:
Deferred revenue ...................   $303,799,000   $309,058,000   $ 21,504,000
Deferred cost of revenue, net of
  provision for acquisition discount
  ..................................    261,753,000    261,890,000     17,183,000
                                       ------------   ------------   ------------
                                         42,046,000     47,168,000      4,321,000
Less: current portion of deferred
  revenue, net .....................     21,082,000     19,047,000      1,496,000
                                       ------------   ------------   ------------
Long-term deferred revenue, net ....   $ 20,964,000   $ 28,121,000   $  2,825,000
                                       ============   ============   ============


4. Borrowings under line of credit
----------------------------------

In July 2000, the Company entered into a credit agreement with a bank providing for a $50.0 million revolving credit facility. The Company did not renew the credit agreement when it expired in July 2001. As of December 31, 2000, the Company had a balance of $5.2 million outstanding in regard to this credit facility (net of issuance cost of $0.6 million). An amount of $0.2 million, $0.5 million and $0 million of issuance cost was amortized during the years ended December 31, 2001 and 2000 and the period from March 2, 1999 (date of inception) to December 31, 1999. The interest rate at December 31, 2000 was 9.5%. The balance was paid in full in fiscal 2001.

5. Income taxes:
----------------

Deferred tax assets and liabilities consist of the following:

                                                                    December 31,
                                                            ----------------------------
                                                                2001             2000
                                                                ----             ----
Deferred tax assets:
        Net operating loss carryforwards                     105,043,705      75,044,805
        Accruals and reserves                                  4,100,234      15,605,442
        Deferred revenue                                       8,323,365       6,314,097
        Deferred compensation                                         --       2,735,707
        Depreciation and amortization                            764,708         117,507
        Foreign net operating loss carryforwards               9,890,228       4,152,343
        Other                                                  1,661,747         607,672
                                                             -----------      ----------

Deferred tax liabilities:
        Capitalized research and development costs              (735,319)       (367,660)

Net deferred tax assets                                      129,048,667     104,209,913
Valuation allowance                                         (129,048,667)   (104,209,913)

        Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded.

        At December 31, 2001, the Company had approximately $259,857,330 of federal, $286,099,904 of state and $32,967,427 of foreign net operating loss carryforwards available to offset future taxable income. Federal and state carryforwards expire in varying amounts beginning in 2004 until 2021. Under the Tax Reform Act of 1986, the Company's ability to use its federal and state net operating loss carryforwards and federal and state tax credit carryforwards to reduce future taxable income and future taxes, respectfully, is subject to restrictions attributable to equity transactions that have resulted in a change in ownership as defined by Internal Revenue Code Section 382. The utilization of these carryforwards could be severely restricted and could result in significant amounts of these carryforwards expiring prior to benefitting the Company. The Company is in the process of evaluating the extent of the limitation.

The principal items accounting for the difference between income tax provision at the US statutory rate and the provision for the income taxes reflected in the consolidated statements of operations are as follows:


                                                             December 31,
                                                      ------------------------
                                                       2001    2000    1999
                                                      ------------------------
Federal statutory rate                                 34%     34%     34%
State taxes                                             6%      6%      6%
Foreign Taxes                                           1%      0%      0%
Deferred Compensation                                  -6%     -6%     -2%
Other                                                   0%      1%     -4%
Increase Valuation Allowance                          -34%    -35%    -34%
                                                      ------------------------
        Effective Tax Rate                              1%      0%      0%


6. Commitments and contingencies:
---------------------------------

Purchase commitments

The Company relies on Ingram Micro (the "Distributor") to provide some of its computer products, maintain inventory, process orders, prepare merchandise for shipment and distribute its products to customers in a timely and accurate manner. The Distributor purchases inventory on behalf of the Company based on sales projections made by the Company. The Company takes title to the equipment just prior to shipment to the customer. The Company is obligated to purchase inventory held by the Distributor purchased on its behalf to the extent that sales projections are not met. At December 31, 2001, the Company had approximately $1.6 million in noncancelable purchase commitments with the Distributor. The Company's agreement with the Distributor expired in February 2001, however, both parties have continued to perform under the terms of the contract.

As of December 31, 2001, the Company is also obligated to purchase $0.1 million of products from IBM. The Company expects to sell all products that it has committed to purchase from the Distributor and IBM.

In December 2001, the Company entered into a long-term relationship with a major telecommunications company. Under this agreement, the Company received $2.0 million of incentive payments in December 2001 and will receive approximately $3.0 million in incentive payments during fiscal year 2002. The Company records incentives as an offset to cost of revenues. The future minimum annual contractual spending commitments for the six years after December 31, 2001 are $5.0 million, $3.0 million, $8.0 million, $8.0 million, $8.0 million and $9.0 million.

Leases

The Company leases office space under 7 operating leases expiring between 2002 and 2009, of which 2 leases can be renewed in 2004 for an additional period of 5 years. Rent expense was $2.6 million, $1.6 million and $0.3 million for the years ended December 31, 2001 and 2000 and the period from March 2, 1999 (date of inception) to December 31, 1999. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. The Company also leases copiers under 2 operating leases expiring in 2005.

Future lease payments under operating leases, as of December 31, 2001 are as follows:

                                                                Operating Leases
                                                                ----------------

Years ending December 31,
2002 ....................................................          $2,525,000
2003 ....................................................          $2,538,000
2004 ....................................................          $2,441,000
2005 ....................................................          $  536,000
Thereafter ..............................................          $  820,000
Total ...................................................          $8,860,000

Contingencies

In 1999, the Company recorded a loss reserve of $15.6 million relating to the estimated cost of resolving a potential dispute over computers that did not conform to our specificiations. During 2000, the Company reached an agreement with Ingram Micro to liquidate the non-conforming computers, following which the Company would evenly split the losses associated with these computers. As a result of this agreement, the Company reduced the loss reserve by $8.0 million (included in other operating expenses) in 2000. In early 2001, the Company reached a final settlement with Ingram Micro and paid its share of the loss. As a result of that settlement, the Company released the remaining provision during 2001, included in other operating expenses. The Company believes the probability of any future claim from the original equipment manufacturer to be remote.

The Company has employment agreements and commitments with certain executive officers under which the employees would be entitled to receive severance payment of $1.25 million if their employment were to be terminated under certain conditions.

7. Other operating (income) expense
-----------------------------------

                                                                                 Period from
                                                                                March 2, 1999
                                                                                  (Date of
                                                                                Inception) to
                                                     Year Ended December 31,     December 31,
                                                       2001           2000           1999
                                                   -----------    -----------    -----------
(Reversal) Provision for settlement of potential
   dispute .....................................   ($4,350,000)   ($8,000,000)   $15,550,000
                                                                                 ===========
Reimbursement from Ford ........................    (6,600,000)            --             --
Other operating expenses .......................     1,329,000      1,100,000             --
Other Operating (income) expense ...............   $(9,621,000)   $(6,900,000)   $15,550,000
                                                   ===========    ===========    ===========

8. Net interest income and other expense:
-----------------------------------------

                                                                          Period from
                                                                         March 2, 1999
                                                                           (Date of
                                                                         Inception) to
                                              Year Ended December 31,     December 31,
                                                2001           2000           1999
                                            -----------    -----------    -----------
Interest income .........................   $ 1,578,000    $ 3,098,000    $   405,000
Interest expense ........................    (3,559,000)    (2,100,000)            --
Gain on sale of equipment ...............        23,000             --             --
Sales tax ...............................            --     (1,500,000)            --
                                            -----------    -----------    -----------
Net interest income and other expense ...   $(1,958,000)   $  (502,000)   $   405,000
                                            ===========    ===========    ===========


9. Employee benefit plans:
--------------------------

The Company sponsors a 401(k) defined contribution plan (the "Plan") covering substantially all eligible employees. The Company has not made any matching contributions to the plan

10. Minority Interest in Consolidated subsidiaries
--------------------------------------------------

In June 2000, PeoplePC formed a European subsidiary, PeoplePC Europe N.V., a Netherlands corporation. PeoplePC and PeoplePC Europe N.V. entered into financing and related agreements with @viso Limited ("@viso"), a United Kingdom company and a partnership of SOFTBANK Corp. ("SOFTBANK"), a Japanese company and Vivendi Universal S.A. ("Vivendi"), a French corporation. In the financing, PeoplePC Europe N.V. received $50.0 million from @viso payable over a two month period beginning on the closing date in exchange for its 35% interest in PeoplePC Europe N.V. PeoplePC received a 65% interest in exchange for granting of an exclusive license to use and exploit its technology and brand in Europe. The financing closed in July 2001.

At December 31, 2001, minority shareholders hold preferred stock in PeoplePC Europe N.V., a Dutch company, with a par value of EUR.01 as follows:

                                        Series Authorized   Shares Outstanding   Proceeds
                                        -----------------   ------------------   -------
Series A preferred stock                     100,000              11,667         $35,000
Series B preferred stock                      50,000               5,000          15,000
                                             -------             -------         -------
                                                                                 $50,000
                                                                                 =======

In connection with the issuance of series B preferred stock and series A preferred stock to @viso, PeoplePC Europe N.V. ("PeoplePC Europe") granted SOFTBANK Capital Partners LP a warrant to acquire 2.4 million shares of series A preferred stock, with an aggregate exercise price of $7.1 million. The warrant is exercisable and must be exercised immediately prior to (a) an acquisition, sale or merger of or by PeoplePC Europe resulting in a change in control of PeoplePC Europe, (b) a merger of PeoplePC Europe with and into the Company, or acquisition of all of PeoplePC Europe assets or shares by the Company or (c) PeoplePC Europe's initial public offering, on terms and conditions stated in the agreement ("liquidity events"). The warrant may not be exercised after the earlier of (a) fifteen business days following a request by PeoplePC Europe that SOFTBANK Capital Partners LP exercise such right and (b) the occurrence of a liquidity event.

Under a Put Option Agreement signed on May 30, 2001, @viso is entitled to sell all or a portion of its shares of PeoplePC Europe to PeoplePC in exchange for PeoplePC common stock. Under this agreement, @viso is entitled to receive between approximately 13.8 million and 29.1 million shares of PeoplePC common stock based on a formula and the date of exchange. SOFTBANK Capital Partners LP is entitled to exercise its amended warrant to purchase convertible preferred stock in PeoplePC Europe. Once the amended warrant is exercised, SOFTBANK Capital Partners LP will be entitled to sell all or a portion of its shares of PeoplePC Europe to PeoplePC in exchange for PeoplePC stock. Under this arrangement, SOFTBANK Capital Partners LP will be entitled to receive between approximately 1.9 million and 3.5 million shares of PeoplePC common stock based on a formula on the date of exchange.

PeoplePC Europe has made five loans totaling $35.5 million to fund PeoplePC's United States operations during fiscal year 2001. These notes are demand notes. Because the Company controls the board of directors of PeoplePC Europe, the Company has substantial discretion over the timing of demands made under these notes. Due to legal and other constraints, some portion of the remaining cash assets of PeoplePC Europe may not be available for lending to PeoplePC's United States operations.

11. Mandatorily Redeemable Convertible Preferred Stock:
-------------------------------------------------------

The Company has authorized the issuance of 50,000,000 shares of mandatorily redeemable convertible preferred stock ("preferred stock"), with a par value of $0.0001 per share.

In May and October 1999, the Company sold 24,000,000 shares and 29,817,000 shares of its series A and series B preferred stock to investors for total gross proceeds of $3.0 million and $65.0 million, respectively.

In April 2000, the Company sold 9,468,000 shares of its series C preferred stock to investors for total gross proceeds of $50.0 million.

In connection with the issuance of series C preferred stock, the Company recorded, in addition to the charges discussed under Note 8 with respect to Ford, a dividend of $18.0 million related to the beneficial conversion feature of the series C preferred stock issued to the other investors.

On closing of the Company's initial public offering in August 2000, the preferred stock automatically converted into 63,285,000 shares of common stock.

In December 2001, the Company issued and sold a total of 4,375,000 shares of series B preferred stock at a price of $5.00 per share. The Company received approximately $21.2 million in cash, net of underwriting discounts, commissions, and other offering expenses. In connection with the issuance of the series B preferred stock, the Company recorded a dividend of $21.2 million related to the beneficial conversion feature of the series B preferred stock issued.

The rights, preferences, privileges and restrictions of the Company's series B preferred stock are set forth in the series B preferred stock purchase agreement and the Company's Amended and Restated Articles of Incorporation, and summarized as follows:

Liquidation

In the event of a liquidation event, dissolution or winding up of the Company, the holders of series B preferred stock are entitled to a distribution in preference to holders of Common Stock, at an amount up to series B preferred stock's, original issue price of $5.00 per share, respectively, plus any declared but unpaid dividends. In the event that the assets and funds distributed are insufficient to series B preferred stockholders the full issue price, then, the entire assets and funds of the Company available for distribution shall be distributed ratably among the holders of series B preferred stock. Once the distribution has been paid in full, all of the assets of the Company available for distribution shall be distributed among the holders of common stock and the series B preferred stock in proportion to the number of shares of common stock then held by them, assuming the conversion of the outstanding shares of series B preferred stock.

Conversion

Each issued share of series B preferred stock is convertible, into 100 shares of common stock for 1 share of series B preferred stock, and was automatically converted immediately following the stockholder approval on February 19, 2002, at a conversion price of $0.05 for each share of series B preferred stock.

Voting

The series B preferred stock is non-voting stock.

12. Stockholders' Deficit:
--------------------------

The Company's Articles of Incorporation, as amended, authorize the Company to issue 500,000,000 shares of $0.0001 par value common stock.

In August 2000, the Company completed its initial public offering and sold 8,500,000 shares of its common stock at a price of $10.00 per share. The Company received approximately $77.9 million in cash, net of underwriting discounts, commissions and other offering expenses. Simultaneously with the closing of the initial public offering, the Company's series A, B and C preferred stock automatically converted into 63,285,000 shares of common stock. The Company's shares are now traded on the NASDAQ national market system under the symbol "PEOP".

In January 2000, the Company entered into an agreement with Delta Air Lines, Inc. ("Delta") to provide its products and services to Delta employees. The Company also granted Delta a fully vested warrant exercisable for 0.5 million shares of the Company's common stock at an exercise price per share of $6.225. This warrant expired during February 2001. The value of the warrant of $1.5 million is included in sales and marketing expenses in the year ended December 31, 2000, as Delta had no performance requirements and the warrant was exercisable upon issuance. The warrant was valued using the Black-Scholes Option Pricing Model with the following assumptions: fair value of the underlying common stock $6.84; term of option: 3 years; expected dividend rate: 0; volatility: 50%; interest rate: 7%.

In connection with an agreement with Ford Motor Company ("Ford") to provide products and services to its employees, Ford purchased 4.7 million shares of series C preferred stock at $5.246 per share and had the right to purchase 1,905,000 shares of the Company's common stock at $10.00 per share. Because Ford exercised this right, Ford received a warrant to purchase an additional 2,857,500 shares of the Company's common stock at $10.00 per share. On February 21, 2001, the expiration date of the warrant issued to Ford, the Company extended the life of the warrant to July 16, 2003. The value of the Right, the warrant, and the excess of the value of the common stock into which the series C preferred stock is convertible over the price paid for the preferred stock was charged to marketing expense in the year ended December 31, 2000, as Ford has no performance requirements and the rights and the warrant are exercisable upon issuance.

The right and the warrant were valued using the Black-Scholes Option Pricing Model with the following assumptions:

                                                    Right              Warrant
                                                 ----------          ----------

Number of shares .......................          1,905,000           2,858,000
Fair value of common ...................         $     9.07          $    13.00
Exercise price .........................         $    10.00          $    10.00
Term ...................................           5 months            200 days
Dividend rate ..........................                  0                   0
Volatility .............................                 50%                 50%
Interest rate ..........................                  7%                  7%
Total value ............................         $  515,000          $6,113,000


The excess of the value of the common stock into which the series C preferred stock is convertible over the price paid for the preferred stock ($17,944,000) was calculated using the fair value of common stock on the date at which the terms and conditions of the preferred stock were agreed.

For the years ended December 31, 2001 and 2000, the Company acquired 1,268,000 and 254,000 common shares, at an average unit price of $0.18 and $1.10.


13. Stock Option Plans:
-----------------------

In 1999, the Company adopted the 1999 Stock Option Plan (the "1999 Plan"). As of December 31, 2001 and 2000, the Company has reserved 21,560,000 shares of Common Stock for issuance under the Plan.

In 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The Plan provides for the granting of stock options to employees and consultants of the Company. As of December 31, 2001 and 2000, the Company has reserved 11,875,000 shares and 10,500,000 shares of Common Stock for issuance under the Plan.

The 1999 and 2000 Plans (individually and commonly known as the "Plan") provide for the granting of stock options to employees and consultants of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees, directors and consultants.

Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. Options are exercisable immediately subject to a repurchase right by the Company which lapses over the original vesting period of the options. To date, options granted generally vest over four years.

For financial reporting purposes, the Company has determined that the estimated value of common stock determined in anticipation of the initial public offering was in excess of the exercise price, which was considered to be the fair market value as of the date of grant for 12,246,850and 11,509,000 options issued during the year ended December 31, 2000 and in the period from March 2, 1999 (date of inception) to December 31, 1999, respectively. In connection with the grants of such options, the Company has recorded deferred stock based compensation of $63.5 million and $21.7 million during the year ended December 31, 2000 and during the period from March 2 (date of inception) to December 31, 1999, respectively. Deferred stock based compensation will be amortized over the vesting period, which is generally 48 months from the date of grant and $4.0 million, $43.1 million and $3.0 million were expensed during the years ended December 31, 2001 and 2000 and in the period from March 2, 1999 (date of inception) to December 31, 1999, respectively. Future amortization based on options granted through December 31, 2001 is expected to be $3.6 million, $1.2 million and $0.1 million in the years 2002, 2003 and 2004, respectively.

Activity for the years ended December 31, 2001 and 2000 and the period from March 2, 1999 (date of inception) to December 31, 1999 follows:

                                                       Number of Options
                                                           Issued and       Weighted Average
                                                          Outstanding        Exercise Price
                                                       -----------------    ----------------
  Options granted .................................        11,509,000             0.0540
  Options exercised ...............................        (2,320,000)            0.0125
                                                           ----------
Outstanding at December 31, 1999 ..................         9,189,000             0.0650
  Options granted .................................        19,778,000             3.4600
  Options exercised ...............................        (8,369,000)            0.3748
  Options cancelled ...............................        (1,808,000)            3.3827
                                                           ----------
Outstanding at December 31, 2000 ..................        18,790,000             3.1813
  Options granted .................................         2,797,000             0.4992
  Options exercised ...............................          (229,000)            0.2200
  Options cancelled ...............................       (11,144,000)            3.7771
                                                           ----------
Outstanding at December 31, 2001 ..................        10,214,000           $ 1.8504
                                                           ==========

Options fully vested at December 31, 2001..........         6,823,860
Options fully vested at December 31, 2000..........         2,770,135
Options fully vested at December 31, 1999..........         1,516,666





                                              Options Outstanding and Exercisable
                                                       December 31, 2001
                                                           Weighted
                                                            Average
                               Number                      Remaining                   Weighted Average
Range of Exercise Price      Outstanding               contractual Life                 Exercise Price

$0.0125 ................      2,970,000                      7.73                              0.0125
$0.1400 - $0.3100 ......        671,000                      8.56                              0.2318
$0.3125 ................      1,616,000                      9.26                              0.3125
$1.1 ...................        908,000                      8.20                              1.1000
$1.2188 ................      1,413,000                      8.96                              1.2188
$1.6250 - $3.5000 ......      1,037,000                      8.50                              3.0407
$3.9375 ................        159,000                      8.78                              3.9375
$6.1875 ................        843,000                      8.72                              6.1875
$10.0 ..................        339,000                      8.50                             10.0000
$12.0 ..................        258,000                      8.53                         $   12.0000
                             ----------
                             10,214,000
                             ==========

Shares subject to the company's right of repurchase are 2,608,000 shares and 6,115,000 shares at weighted average prices of $1.78 and $4.34 at December 31, 2001 and 2000, respectively.

14. Employee Stock Purchase Plan
--------------------------------

Under the 2000 Employee Stock Purchase Plan (the "Purchase Plan"), eligible employees may purchase registered shares of the Company's common stock at a discount through payroll deductions. The Company's only expense relating to this plan is for its administration. A total of 6,600,000 shares of common stock were reserved for issuance under the plan. As of December 31, 2001, 78,000 shares have been sold to employees under this plan and no shares have been sold to employees under this plan as of December 31, 2000.


Fair value disclosures
----------------------

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

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                          Period from
                                                                         March 2, 1999
                                                                           (Date of
                                                                         Inception) to
                                            Year Ended December 31,      December 31,
                                             2001            2000            1999
                                        --------------  --------------  --------------
Net loss attributable to shareholder:
  As reported .......................   $   96,129,000  $  254,246,000  $   66,251,000
                                        ==============  ==============  ==============
  Pro forma .........................   $  101,254,000  $  255,342,000  $   66,254,000
                                        ==============  ==============  ==============
Basic and diluted net loss per share:
  As reported .......................   $         0.86  $         4.15  $         2.04
                                        ==============  ==============  ==============
  Pro forma .........................   $         0.91  $         4.17  $         2.04
                                        ==============  ==============  ==============

The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes options pricing model with the following assumptions:

                                                                    Period from
                                                                   March 2, 1999
                                                                     (Date of
                                                                   Inception) to
                                          Year Ended December 31,  December 31,
                                             2001         2000         1999
                                          ----------   ----------   ----------
Dividend yield                                0%           0%           0%
Weighted average expected option term      5 years      5 years      5 years
                                           =======      =======      =======
Expected volatility                          189%         50%           0%
                                             ====         ===           ==
Risk free interest rate                       5%           5%           5%


The weighted average fair market value of the options granted during the years ended December 31, 2001 and 2000 and for the period from March 2, 1999 (date of inception) to December 31, 1999 is $0.40, $9.25 and $1.87, respectively.

15. Related party transactions
------------------------------

During June 2001, the Company entered into negotiations for a contract with SOFTBANK, under which it performed certain development work on a time and material basis. The Company recognized $0.9 million in revenue for the year ended December 31, 2001 related to this agreement.

16. Subsequent Events
    -----------------

On December 17, 2001, the Company sold a total of 4,375,000 shares of series B preferred stock to certain investors in a private placement. Pursuant to the terms of the sale, each share of series B preferred stock would convert automatically into 100 shares of common stock immediately following stockholder approval. At a Special Meeting of the Stockholders held on February 19, 2002, the stockholders voted to approve the issuance of 437,500,000 shares of the Company's common stock upon conversion of the Company's series B preferred stock sold in the private placement.

On January 28, 2002, the Board of Directors approved amendments to the 2000 Plan, subject to subsequent stockholder approval, to increase the number of shares of common stock reserved for issuance thereunder by 126,404,000 shares and to increase the Internal Revenue Code Section 162(m) limits on the number of options and stock purchase rights granted in any fiscal year of the Company or in connection with an individual's initial employment with the Company from 2,000,000 to 40,000,000. At a Special Meeting of the Stockholders held on February 19, 2002, the stockholders voted to approve the amendments to the 2000 Plan.

In addition to approval of the conversion of the series B preferred stock and the amendments to the 2000 Plan, the stockholders also voted to approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 750,000,000 and authorized, but did not require, the Company's Board of Directors to effect a reverse stock split.

17. Selected Quarterly Financial Data (unaudited)
-------------------------------------------------

                                                                    Three months ended
                                                   December 31,   September 30,    June 30,   March 31,
                                                          (in thousands, except per share data)
2001
Revenues .........................................   $ 45,934       $ 48,004      $ 42,707    $ 37,333
Gross profit (loss) ..............................      4,220         10,525         5,524        (603)
Net loss before cumulative effect of
accounting  change ...............................     (9,987)        (1,948)      (26,813)    (36,188)
Cumulative effect of accounting change ...........         --             --            --          --
Net loss .........................................     (9,987)        (1,948)      (26,813)    (36,188)

Basic and dilute net loss per share:
Loss before cumulative effect of
accounting change ................................      (0.28)         (0.02)        (0.24)      (0.33)
Cumulative effect of accounting change ...........         --             --            --          --
Net loss per share ...............................      (0.28)         (0.02)        (0.24)      (0.33)

2000
Revenues .........................................   $ 45,934       $ 25,293      $ 11,048    $  7,886
Gross profit (loss) ..............................     (8,677)       (14,556)       (2,735)     (3,191)
Net loss before cumulative effect of
accounting change ................................    (61,008)       (64,188)      (71,465)    (35,535)
Cumulative effect of accounting change ...........     (3,844)            --            --          --
Net loss .........................................    (64,852)       (64,188)      (71,465)    (35,535)

Basic and dilute net loss per share:
Loss before cumulative effect of
accounting change ................................      (0.56)         (0.91)        (2.16)      (1.08)
Cumulative effect of accounting change ...........      (0.04)            --            --          --
Net loss per share ...............................      (0.06)         (0.91)        (2.16)      (1.08)

1999
Revenues .........................................   $  3,443       $     --      $     --    $     --
Gross loss .......................................     (3,591)            --            --          --
Net loss before cumulative effect of
accounting change ................................    (59,707)        (6,264)         (280)         --
Cumulative effect of accounting change ...........         --             --            --          --
Net profit (loss) ................................    (59,707)        (6,264)         (280)         --

Basic and dilute net loss per share:
Loss before cumulative effect of
accounting change ................................      (0.75)         (0.19)        (0.01)         --
Cumulative effect of accounting change ...........         --             --            --          --
Net loss per share ...............................      (0.75)         (0.19)        (0.01)         --

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of PeoplePC Inc.

Our report on the financial statements of PeoplePC Inc. and its subsidiaries is included on page 66 of this Annual Report on Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedule listed on page 36 of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ PricewaterhouseCoopers LLP

April 1, 2002 San Francisco, California

                                      PEOPLEPC INC. AND SUBSIDIARIES
                   FINANCIAL STATEMENT SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                              (in thousands)

                                                  BALANCE AT     CHARGES TO   AMORTIZATION,    BALANCE AT
                                                 THE BEGINNING   COSTS AND    WRITE-OFFS AND     THE END
CLASSIFICATION                                    OF THE YEAR     EXPENSES       PAYMENTS      OF THE YEAR

Year ended December 31, 2001
   Allowance for doubtful accounts                   (3,500)        (9,836)       12,671            (665)
   Allowance for sales returns                            0           (450)          450               0
   Allowance for acquisition discount               (29,808)        10,897         9,732          (9,179)
   Deferred tax valuation allowance                (104,210)       (23,670)            0        (127,880)
   Allowance for settlement of potential
 dispute                                             (7,550)         4,350         3,200               0

                                                   --------       --------      --------        --------
                                                   (145,068)       (18,709)       26,053        (137,724)
                                                   ========       ========      ========        ========

Year ended December 31, 2000
   Allowance for doubtful accounts                        0         (3,500)            0          (3,500)
   Allowance for sales returns                            0              0             0               0
   Allowance for acquisition discount                (1,653)       (32,902)        4,747         (29,808)
   Deferred tax valuation allowance                 (22,566)       (81,644)            0        (104,210)
   Allowance for settlement of potential
 dispute                                            (15,600)         8,000             0          (7,550)

                                                   --------       --------      --------        --------
                                                    (39,819)      (109,996)        4,747        (145,068)
                                                   ========       ========      ========        ========

Period from March 2, 1999 (date of inception) to
December 31, 1999
   Allowance for doubtful accounts                        0              0             0               0
   Allowance for sales returns                            0              0             0               0
   Allowance for acquisition discount                     0         (1,700)           47          (1,653)
   Deferred tax valuation allowance                       0        (22,566)            0         (22,566)
   Allowance for settlement of potential
 dispute                                                  0        (15,600)            0         (15,550)

                                                   --------       --------      --------        --------
                                                          0        (39,866)           47         (39,819)
                                                   ========       ========      ========        ========

Quantitative and Qualitative Disclosures About Market Risk

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

Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be seriously impaired. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We may need to raise additional financing to fund our operations.
----------------------------------------------------------------

In part because of the delay in the roll-out of the Vivendi employee program in the United States, we do not expect to generate positive cash flow from operations until at least the third quarter of 2002. We currently believe that a significant factor in achieving positive cash flow status will be our ability to complete one or more acquisitions of monthly subscribers from an existing Internet service providers. Completing such a transaction may require additional cash infusions into the Company, if we are not able to use Company stock as purchase consideration. If we are unable to complete such an acquisition, or if our business plan does not develop as we anticipate, the Company may be required to raise additional capital in order to fund its operations. Such funds may not be available on acceptable terms, if at all. If we are unable to raise additional funds, we may have to severely curtail or discontinue some or all of our operations. The timing of our reaching cash flow positive status may be affected by a number of the risk factors described in this prospectus.

Our funding plan also depends on the Vivendi employee program rolling out in the United States during the first half of 2002. While we are optimistic that the U.S. Vivendi rollout will occur during this timeframe, the launch of the program depends upon decisions made by Vivendi, and there is no guarantee that the program's schedule will be to our advantage.

Potential sources of additional funds may include financing transactions, including the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities in the future. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would likely be materially reduced. The Company may have to sell stock at prices lower than those paid by existing stockholders, and perhaps lower than existing market prices. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we issue debt securities to raise funds, the debt would be senior to equity in its claim on assets. The terms of any debt issued could impose restrictions on our operations.

We may be unable to execute on our business plan if we fail to complete
-----------------------------------------------------------------------
acquisitions of members through the purchase of other businesses.
----------------------------------------------------------------

Acquiring monthly subscribers from other Internet service providers is an important element of our business plan. While we are conducting discussions with a number of potential targets, there is no assurance that we will be able to complete a transaction. Because of our low stock price, we may not be able to use our stock as purchase consideration. If we have to use cash as purchase consideration, we will likely require additional capital investment, which may not be available on acceptable terms or at all. Even if it is available, such investment may be severely dilutive to existing shareholders. Acquisitions of members also raise a variety of operating difficulties that may be difficult or expensive to solve.

We may lose members if we are unable to offer consumer financing for our bundle
-------------------------------------------------------------------------------
programs.
--------

Our consumer credit vendor, MBNA, has given notice that it is terminating its program with PeoplePC effective April 30, 2001. We are currently in discussions with MBNA and other credit providers regarding replacement of the MBNA program. There is no assurance that we will be able to convince MBNA to reconsider its decision, or, if not, to find a replacement consumer financing partner. If we cannot replace MBNA, we will likely continue to offer our bundle products without a financing option. Customers would be required to pay the entire purchase price of the bundle by credit card. This could affect our ability to sell bundle products through our consumer and channel programs. The financing option is not typically offered in a subsidize enterprise employee connectivity program. Approximately, 75% of consumer purchasers of our bundle products use the financing option.

Our financial condition may make it difficult to complete transactions with
---------------------------------------------------------------------------
large companies.
---------------

The success of our business depends in part on our ability to enter into contracts with large companies and organizations for the continuing provision of Internet connectivity services. Some of these companies and organizations may be reluctant to enter into long-term contracts with us due to concerns over our financial condition.

We will likely move our listing from the Nasdaq National Market to the Nasdaq
-----------------------------------------------------------------------------
SmallCap Market. The effect of this move on the trading price of our common
----------------------------------------------------------------------------
stock is unpredictable.
----------------------

We are currently out of compliance with the standards for listing on the Nasdaq National Market. We intend to apply for listing on the Nasdaq SmallCap Market, which has listing standards that are easier to meet. The effect this change may have on our stock price is not known. There is no assurance that we will be able to meet the continuing standards for listing on the NASDAQ SmallCap Market.

We may implement a reverse stock split. The effect of a reverse split on the
----------------------------------------------------------------------------
trading price of our common stock is unpredictable.
--------------------------------------------------

Although we have secured approval from our shareholders to conduct a reverse stock split in the range of 1-to-15 to 1-to-20, our board of directors has decided not to implement the reverse stock split at this time. However, the board of directors could decide at any time to implement the reverse stock split. Although the theoretical effect of a reverse stock split should be to increase the per share price of common stock, the actual price effect of a reverse stock split is difficult to predict. It is possible that the post-split trading price of our stock could be below the level one would expect based on the proportional effect of the split alone.

We have a limited operating history.
-----------------------------------

The Company's business prospects are difficult to predict because of our limited operating history, unproven business model and rapidly evolving business strategies and markets. The Company was incorporated in March 1999 and began doing business in October 1999.

Connectivity programs with large companies are important to our success; our
----------------------------------------------------------------------------
ability to close and execute on such programs is not assured.
------------------------------------------------------------

We expect that a significant portion of our future revenues will come from connectivity programs directed at employees and customers of large companies. A company's willingness to undertake a connectivity program may be affected by general economic conditions and by particular business conditions affecting the company. The slowdown in the U.S. economy may cause companies to defer decisions to undertake connectivity programs. Connectivity program deals are complex and the sales cycle is long. In addition, companies may be reluctant to enter into long-term relationships with companies like ours having limited financial resources. Further, the success of a connectivity program depends on satisfactory resolution of contractual issues such as the willingness of a company to subsidize an employee purchase, purchase prices and terms, vendor relationships, financing arrangements, levels of service to be provided, taxation of employee benefits, logistical arrangements and other factors. The execution of a connectivity program is subject to operational risks such as delivery arrangements, supply forecasting, Customer Care experience, and many other factors. These operational factors affect our costs and the speed with which a program may be implemented. There is no assurance that we will be able to close and execute connectivity programs at the rates and with the results envisioned by our business model. The income tax treatment of connectivity programs where enterprises provide computers to their employees on a subsidized basis is uncertain with regard to both the enterprise and its employees and depends on a number of factors. To the extent a program is not tax-free, the entire amount of the subsidy could be considered taxable wages, subject to applicable withholding rules. Our inability to structure an enterprise program that is both tax-free in a particular country and desirable to an enterprise could hinder our ability to enter into new connectivity program agreements, particularly in some countries outside the United States where we are unfamiliar with, and have not operated under, the local tax laws. There is no guarantee that we will be able to find satisfactory solutions everywhere, and we may experience unexpected delays in structuring and implementing our programs. In countries where the tax cost of an employee program is too high, local enterprises may be unwilling to enter into agreements with us.

Our business would be harmed if we are unable to generate anticipated revenues
------------------------------------------------------------------------------
from our private label and co-branded ISP business.
--------------------------------------------------

We expect that an important source of future revenues will be offerings of private label or co-branded ISP services through enterprise partners. The private label or co-branded ISP service line of business is a relatively new type of business arrangement. It is not certain that we will be able to conclude significant private label or co-branded ISP deals with large companies. The speed with which such programs could be implemented is also uncertain. If we are unable to conclude such deals, or the implementation of the programs is delayed, our revenues and operating results will suffer.

We rely on Ingram Micro for distribution services for sales of computer/service
-------------------------------------------------------------------------------
bundles; our business would be harmed if Ingram Micro stopped providing
-----------------------------------------------------------------------
distribution services and we could not find a replacement distributor.
---------------------------------------------------------------------

We rely on Ingram Micro, Inc. to provide some of our computer products, maintain inventory, process orders, prepare merchandise for shipment and distribute our products to individual consumer customers in a timely and accurate manner. Ingram Micro's failure to supply and fulfill our computer products could reduce our revenues and harm our business. Our agreements with Ingram Micro expired on February 28, 2001. The term of the agreement has not been extended. However, the parties currently continue their business relationship, although either party could terminate the relationship at any time. We work actively with Ingram Micro and third party computer suppliers to identify the types of computers, the specifications and prices of the computers that will be offered to our members. Ingram Micro's failure to deliver computers could cause significant delays in our ability to fulfill our customers' orders, and we may not be able to locate another distributor that can provide comparable fulfillment, processing and shipping services in a timely manner, on acceptable commercial terms, if at all.

We rely on computer suppliers to supply and deliver computers; our business
---------------------------------------------------------------------------
would be harmed if they failed to perform.
-----------------------------------------

From time to time, we may enter into agreements with computer suppliers providing for the supplier to direct ship to our members. If the supplier is unable or unwilling to supply sufficient numbers of computers to meet our requirements, or fails to ship our orders on a timely basis, our reputation and our revenues may be harmed. In the past, this type of failure on the part of computer suppliers has caused us to experience problems with shipment of computers and customers have cancelled their memberships and requested refunds.

Our ISP network is built on multiple contractual relationships with wholesale
-----------------------------------------------------------------------------
suppliers of ISP service; our success depends on our ability to successfully
----------------------------------------------------------------------------
manage these relationships.
--------------------------

We rely on UUNET Technologies, Inc., an MCI WorldCom company, Genuity Solutions, Inc., Qwest, Inc., and others to provide Internet access service to our members in the United States. Our business would be harmed if UUNET, Genuity or any other Internet access provider in the future does not provide our members with reliable Internet access, or terminates service in particular geographical localities not served by other providers. Our business will also be harmed if we are unable to manage these contractual relationships successfully. Finally, wholesale ISP costs comprise an important part of our cost structure. Our business could be harmed if prices in the wholesale ISP market increase.

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

We rely on multiple third parties to provide customer service and technical
---------------------------------------------------------------------------
support as well as a hardware warranty covering parts and labor and in-home
---------------------------------------------------------------------------
technical service. If these parties do not provide reliable, high-quality
-------------------------------------------------------------------------
service, and we are unable to satisfactorily replace these services in a
------------------------------------------------------------------------
reasonable time, our reputation and our business will be harmed.
---------------------------------------------------------------

We depend on third-party vendors to render certain services to members. If existing vendors cannot or will not provide these services at commercially reasonable prices and reasonable payment terms and we are not able to find suitable alternative vendors, our business would be harmed. Low-quality service could harm our reputation and brand name, and demand for our products would decline. In addition, we may need to spend money and expend other resources to remedy these problems.

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

Our quarterly operating results are unpredictable, resulting in volatility in
-----------------------------------------------------------------------------
the trading price of our common stock.
-------------------------------------

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

Fluctuations in our workforce and management structure could have an adverse
----------------------------------------------------------------------------
effect on our business.
----------------------

The fluctuations in our workforce and management structure have placed, and will continue to place, a significant strain on our management systems, infrastructure, resources and planning and management processes. We will not be able to implement our business strategy without an effective planning and management process. In addition, we will not be able to increase revenues or control costs unless we continue to improve our operational, financial and managerial controls and reporting systems and procedures, train and manage our work force and manage multiple relationships with third parties. We have recently undergone several reductions in force, as we have tailored our workforce to the fluctuating demands of our business. In some cases, these reductions have been accompanied by restructuring of our operations and management. Such reductions in force and restructuring also place a significant strain on our management systems, infrastructure, resources and planning and management processes.

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

We need to refresh our products and services as technology changes to remain
----------------------------------------------------------------------------
competitive.
-----------

The personal computer and Internet access markets are both characterized by rapid ongoing technological change, changes in user requirements and preferences and frequent new service introductions involving new processes and technologies and evolving industry standards that could render our existing products and services obsolete. As a result, we must regularly introduce new products and services, including new personal computer configurations and enhanced Internet services, to maintain consumer interest in our products and services. The market may not accept the new computer products or services that we introduce. In addition, the introduction of new products or services by us or our competitors may adversely affect the sale of, or revenue from, our existing products or services. If we do not have access to new technology in the future, we may not be able to effectively incorporate new technology into our products or deliver new products or features in a timely and cost-effective manner, which could adversely affect demand for our products and services.

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

Our business may be harmed if our servers are damaged by natural disasters and
------------------------------------------------------------------------------
similar catastrophic events.
---------------------------

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

Our business may be harmed if we are unable to protect our intellectual
-----------------------------------------------------------------------
property.
--------

We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to establish and protect our intellectual property. These afford only limited protection. We have filed for U.S. trademark registrations for "PeoplePC" and other trademarks. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term PeoplePC or our other trademark applications. Enforcement of trademark rights against unauthorized use, particularly over the Internet and in other countries, may be impractical or impossible.

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

Amortization of stock-based compensation will increase future losses.
--------------------------------------------------------------------

For financial reporting purposes, we have determined that the estimated value of common stock was in excess of the exercise price, which exercise price was considered to be the fair market value as of the date of grant for 23.1 million options issued to employees through December 31, 2001. In connection with the grant of such options, we have recorded net deferred stock-based compensation of $21.7 million and $63.5 million during the years ended December 31, 2000 and 1999. Stock-based compensation expense will decrease our earnings over the period of amortization. Deferred stock-based compensation will be amortized over the vesting period, which is generally 48 months from the date of grant. Stock-based compensation for the years ended December 31, 2001 and 2000 and the period from March 2, 1999 (date of inception) to December 31, 1999 was $4.0 million, $43.1 million and $3.0 million. We recorded reductions in deferred stock-based compensation relating to terminated employees of $30.1 million for the year ended December 31, 2001. As of December 31, 2001, the Company had an aggregate of $4.9 million of deferred stock-based compensation remaining to be amortized.

The balance is expected to be amortized as follows:

                                                 Deferred Stock-Based
          Period                                 Compensation
          ------------------------------------   --------------------------
                  2002                                         $3.6 million
                  2003                                         $1.2 million
                  2004 and thereafter                          $0.1 million

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

We cannot guarantee that an active market will develop for our stock.
--------------------------------------------------------------------

We cannot predict the extent to which an active market for our common stock will develop or how liquid that market will eventually become. Since the initial public offering of our common stock, the volume of our common stock traded on the Nasdaq National Market has decreased to very low levels. Low trading volumes may cause the price of our common stock to fall. We cannot predict how the trading market for our common stock will be affected by our proposed move to the Nasdaq SmallCap market.

Our stock price has declined and may continue to be depressed and volatile in
-----------------------------------------------------------------------------
the future.
----------

The stock markets in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations. Since the initial public offering of our common stock, our stock price has declined from its initial public offering price of $10.00 per share in August 2000 to $0.22 per share on December 31, 2001. In addition, if we are delisted from the Nasdaq Stock Market, it may seriously impact the market price and volatility of our common stock in the future, regardless of our actual operating performance. We may also be sued in a securities class action lawsuit, which could be costly, divert our resources and seriously harm our business.

Our principal stockholders can exercise a controlling influence over our
------------------------------------------------------------------------
business and affairs.
--------------------

As of December 31, 2001, our directors, executive officers and 5% or greater principal stockholders together controlled approximately 94.5% of our common stock assuming the conversion of all preferred stock purchased by certain of these stockholders on December 17, 2001 and assuming the exercise of any options that these stockholders have the right to exercise within 60 days of December 31, 2001. If these stockholders acted or voted together, they would have the power to elect our directors and to exercise a controlling influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to take action or omit to take action, even if doing otherwise would benefit our stockholders as a whole.

Substantial future sales of our common stock in the public market may depress
-----------------------------------------------------------------------------
our stock price.
---------------

Our stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the future. An additional 509,586,575 shares will be eligible for sale in the public market upon the effective date of our registration statement on form S-3, which was filed on January 16, 2002 and which we anticipate will be declared effective on April 2, 2002. Sales of a substantial number of shares of our common stock could cause our stock price to fall, especially if the trading volume of our stock remains low. In addition, the sale of these shares in the public market could impair our ability to raise capital through the sale of additional stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Quantitative and qualitative disclosure about market risk is set forth on page
67.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is submitted as a separate section of this Form 10-K. See Index to Consolidated Financial Statements and Schedules on page 36 for a listing of financial statements and schedules provided.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                    DIRECTORS


Our Board of Directors currently has six members, divided into three classes serving staggered terms of three years. Currently, there are two directors in Class I, two directors in Class II and two directors in Class III. Below is information on our directors. This information is current as of March 15, 2002.

             Incumbent Class II Directors Whose Terms Expire in 2002

         The Class II directors have terms that expire in 2002 and the re-election of these directors will be considered at the 2002 Annual Meeting of Stockholders.

         Name                                     Age    Position
         ----                                     ---    --------
         John Sculley.........................     62    Director
         Ronald D. Fisher.....................     54    Director


         John Sculley has served as a director since May 1999. Since February 1994, Mr. Sculley has served as a partner of Sculley Brothers LLC, a venture capital firm. From November 1993 to February 1994, Mr. Sculley served as the Chief Executive Officer of Spectrum Information Technologies, Inc. From 1983 to 1993, Mr. Sculley served as the Chief Executive Officer of Apple Computer, Inc. Mr. Sculley earned a B.S. in Architecture from Brown University and an M.B.A. from the Wharton School at the University of Pennsylvania.

         Ronald D. Fisher has served as a director since October 1999. Since October 1995, Mr. Fisher has served as the Vice Chairman of SOFTBANK Holdings Inc., a technology holding company. From January 1990 to February 1996, Mr. Fisher was the Chief Executive Officer of Phoenix Technologies, Ltd., a developer and marketer of system software products for personal computers. Mr. Fisher is a director of Key3Media, Inc., Global Sports, Inc., E*Trade, SOFTBANK Inc. and InsWeb Corp. Mr. Fisher earned a Bachelor of Commerce from the University of Witwatersand in South Africa and an M.B.A. from Columbia University.

         PeoplePC's directors listed below are not up for election this year and will continue in office for the remainder of their terms or earlier in accordance with PeoplePC's Bylaws.

             Incumbent Class III Director Whose Terms Expire in 2003

         Name                                     Age    Position
         ----                                     ---    --------
         Nick Grouf............................    33    Chairman of the Board,
                                                         Chief Executive Officer
                                                         and Director

         Lee Feldman ..........................    34    Director

                  In February 2002, the Board of Directors adopted resolutions to create an additional directorship position on the Board. Mr. Feldman was appointed the new director.

         Nick Grouf, one of our co-founders, has served as our Chairman of the Board and Chief Executive Officer since our founding in March 1999. From January 1999 to March 1999, Mr. Grouf served as a Partner and Entrepreneur-in-Residence at SOFTBANK Technology Ventures, now known as Mobius Venture Capital, Inc., a venture capital firm. Prior to joining SOFTBANK Technology Ventures, Mr. Grouf co-founded and served as President and Chief

Executive Officer of Firefly Network, Inc., a provider of personalization technologies for the Internet. Mr. Grouf earned a B.A. from Yale University and an M.B.A. from Harvard University.

         Lee Feldman has served as a director since February 2002. Mr. Feldman has been a partner at SOFTBANK Capital Partners LP since October 2001. Prior to joining SOFTBANK Capital Partners LP, Mr. Feldman served as the Vice President of Strategy and Investments for SOFTBANK International Ventures from March 2000 to October 2001. Mr. Feldman served as Vice President of Corporate Development at Ziff-Davis from April 1998 to October 2001 and Vice President of Corporate Development at PBC, Inc. from December 1996 to April 1998. Mr. Feldman received his B.A. and J.D. from Columbia University.


Incumbent Class I Directors Whose Terms Expire in 2004

         Name                                     Age    Position
         ----                                     ---    --------
         Michael J. Price......................    44    Director
         Bradley A. Feld.......................    36    Director

         Michael J. Price has served as a director since October 1999. Since November 2001, Mr. Price has served as the Vice-Chairman of Evercore Partners, an advisory and private equity firm. From July 1998 to October 2001, Mr. Price was Co-Chairman of FirstMark Communications Europe S.A., a broadband communications company in Europe. From March 1987 to March 1998, Mr. Price served first as a Vice President and then as a Managing Director of Lazard Freres & Co. L.L.C., where he founded its Global Telecommunications and Technology practice. Mr. Price is a director of Amdocs Ltd. and SpectraSite. Mr. Price earned B.A. in economics from the Wharton School at the University of Pennsylvania and an M.B.A. from Harvard University.

         Bradley A. Feld has served as a director since March 1999. Since 1997, Mr. Feld has served as managing director of Mobius Venture Capital, formerly known as SOFTBANK Technology Ventures, a venture capital firm. Prior to joining Mobius Venture Capital, Mr. Feld was the Chief Technology Officer of AmeriData. Mr. Feld has also served as a director of RainDance Communications, Inc. since January 1998 and Interliant, Inc. since December 1997. Mr. Feld earned a B.S. and an M.S. from the Sloan School of Management at the Massachusetts Institute of Technology.

                               EXECUTIVE OFFICERS

         Our executive officers as of March 15, 2002 are as follows:

                     Name               Age         Position with PeoplePC
         ----------------------------   ---    ---------------------------------
         Nick Grouf..................    33    Chief Executive Officer
         Daniel Kohler...............    45    Chief Operating Officer and
                                               Executive Vice President,
                                               International
         Mary E. Humiston............    37    Chief Administrative Officer
         Charles P. Ortmeyer.........    51    Senior Vice President and General
                                               Counsel
         Michael Glogowsky...........    54    Chief Financial Officer

         Nick Grouf, one of our co-founders, has served as our Chief Executive Officer and a director since our founding in March 1999. Mr. Grouf served as Chairman of the Board from March 1999 through December 2001. From January 1999 to May

1999, Mr. Grouf served as a Venture Partner and Entrepreneur-in-Residence at SOFTBANK Technology Ventures, a venture capital firm. In 1995, Mr. Grouf co-founded and served as President and Chief Executive Officer of Firefly Network, Inc., a provider of personalization technologies for the Internet, which was acquired by Microsoft Corporation in April 1998. Mr. Grouf earned a B.A. from Yale University and an M.B.A. from Harvard Business School.

         Daniel Kohler has served as our Chief Operating Officer since July 1999. From August 1998 to July 1999, Mr. Kohler served as Senior Vice President of Operations and Administration of Ty, Inc., a toy manufacturer and distributor. From May 1994 to August 1998, Mr. Kohler served as Vice President of Catalog Operations of Office Max, Inc. Mr. Kohler earned a B.A. from the University of Pittsburgh and an M.B.A. from Keller Graduate School.

         Mary E. Humiston has served as our Chief Administrative Officer since March 2001. Prior to becoming Chief Administrative Officer, Ms. Humiston served as PeoplePC's Vice President of Human Resources & Administration from October 1999 to March 2001. Prior to coming to PeoplePC, Ms. Humiston served as the Senior Director Executive and Field Recruiting for The Gap, Inc. from January 1997 to October 1999. Ms. Humiston also served as the Human Resources Manager and Corporate Auditor of General Electric Company from January 1990 to January 1997. Ms. Humiston earned a B.S. from Siena College and an M.B.A. from Rensselear Polytechnic Institute.

         Charles P. Ortmeyer has served as our Senior Vice President and General Counsel since July 2000. Mr. Ortmeyer joined PeoplePC from Howard, Rice, Nemerovski, Canady, Falk, & Rabkin, a Professional Corporation, where he practiced for 17 years, the last 12 as a director and shareholder. He has served as Chairman of the Financial Institutions Committee of the State Bar (Business Law section). Currently, he is a member of the American Bar Association, the State Bar of California and the San Francisco Bar Association. He is co-author of Securities Regulations Forms, a four-volume treatise on documentation published by Clark Boardman Callaghan. Mr. Ortmeyer earned his B.A. and J.D. from the University of California, Berkeley, where he was a member of Order of the Coif, and the Supreme Court Editor of the California Law Review. After graduation from Boalt Hall, he served two years as a law clerk to Judge Betty B. Fletcher, United States Court of Appeals for the Ninth Circuit.

         J. Michael Glogowsky has served as Chief Financial Officer since April 2001. Mr. Glogowsky was the Vice President of Finance and Treasurer at PeoplePC since November 1999. From October 1998 to September 1999, Mr. Glogowsky was Director of Finance at AirTouch Communications, Inc., a global wireless communications company which merged with Vodafone. He was Director of the Merger Planning Group at SBC Corp., an international telecommunications provider, from March 1997 to September 1998. Mr. Glogowsky was Director of Financial Planning and Analysis at Pacific Telesis, the largest telecommunications provider in California, from 1990 to 1997. Mr. Glogowsky earned a B.A. from Michigan State University and an M.B.A. from University of California at Berkeley.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file certain reports regarding ownership of, and transactions in, our securities with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

         Based solely on our review of the copies of such forms furnished to us, or written representations from certain reporting persons, we believe that during fiscal year 2001 all of the reporting persons complied with the filing requirements.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

                             EXECUTIVE COMPENSATION

Summary Compensation Table

         The following Summary Compensation Table sets forth information regarding the compensation that we paid during the last three fiscal years to our Chief Executive Officer and our four next most highly compensated executive officers who earned more than $100,000 in the fiscal year ended December 31, 2001.

                                                                    Long-Term
                                                                  Compensation
                                                                  ------------
                                                                     Awards
                                            Annual Compensation    Securities
                                   Fiscal   -------------------    Underlying       All Other
   Name and Principal Position      Year    Salary($)  Bonus($)    Options(#)    Compensation($)
--------------------------------   ------   ---------  --------    ----------    ---------------
Nick Grouf .....................    2001     $204,167  $130,955            --                 --
    Chairman of the Board           2000     $150,000  $158,729            --                 --
    Chief Executive Officer         1999     $126,731        --            --                 --

Daniel Kohler ..................    2001     $336,710  $ 95,000            --                 --
    Chief Operating Officer         2000     $300,000        --       850,000                 --
                                    1999     $131,154        --       800,000                 --

Charles P. Ortmeyer ............    2001     $225,000  $ 80,000            --                 --
    Senior Vice President and       2000     $117,692  $  3,000       625,000                 --
    General Counsel                 1999           --        --            --                 --

Mary E. Humiston ...............    2001     $225,000  $ 33,500            --                 --
    Chief Administrative Officer    2000     $156,250        --       150,000                 --
                                    1999     $ 30,962        --       300,000                 --

Michael Glogowsky ..............    2001     $192,917  $ 91,750        30,000                 --
    Chief Financial Officer         2000     $114,583        --       100,000                 --
                                    1999     $ 18,718        --       150,000                 --

                        Option Grants in Last Fiscal Year

         The following table provides information relating to stock options awarded during the fiscal year ended December 31, 2001 to our Chief Executive Officer and each of our four most highly compensated executive officers who earned more than $100,000 during fiscal year ended December 31, 2001. All such options were awarded under the Company's 1999 and 2000 Stock Plan.

                                                         Individual Grants
                                      --------------------------------------------------------
                                                     Percent of
                                                        Total                                    Potential Realizable Value
                                        Number of      Options                                   At Assumed Rates of Stock
                                       Securities     Granted to                                   Price Appreciation for
                                       Underlying      Employees      Exercise                         Option Term (1)
                                         Options       in Fiscal     Price Per      Expiration   --------------------------
               Name                   Granted(#)(2)     2001(%)    Share($)(3)(4)      Date        5%($)           10%($)
-----------------------------------   -------------   ----------   --------------   ----------   --------         --------
Nick Grouf.........................              0        --              --            --          --               --
Daniel Kohler......................              0        --              --            --          --               --
Mary E. Humiston...................              0        --              --            --          --               --
Charles P. Ortmeyer................              0        --              --            --          --               --
Michael Glogowsky..................         30,000       1.1            0.31         05/31/11      6,300           15,000

--------------------
(1) Potential realizable value is based on the assumption that the Common Stock of the Company appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future price growth.
(2) 1/4th of such shares are released from our repurchase option one year from the release start date and a further 1/48th of such shares are subsequently released from our repurchase option each month thereafter.
(3) Options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.
(4) Exercise price may be paid in cash, check, promissory note, by delivery of already-owned shares of the Company's Common Stock subject to certain conditions, delivery of a properly executed exercise notice together with irrevocable instructions to a broker to deliver promptly to the Company amount of sale or loan proceeds required to pay the exercise price, a reduction in the amount of any Company liability to an optionee, or any combination of the foregoing methods of payment or such other consideration or method of payment to the extent permitted under applicable law.

                 Aggregate Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

         The following table sets forth, as to our Chief Executive Officer and each of our four most highly compensated executive officers who earned more than $100,000 during fiscal year ended December 31, 2001, information concerning the number of shares subject to exercisable stock options as of December 31, 2001. Also reported are values for "in-the-money" options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the Company's Common Stock as of December 31, 2001.

                                                                         Number of Securities
                                                                        Underlying Unexercised         Value of Unexercised
                                                                              Options at              In-the-Money Options at
                                         Shares                            December 31, 2001          December 31, 2001($)(1)
                                      Acquired on        Value        ---------------------------   ---------------------------
                Name                  Exercise (#)   Realized($)(2)   Exercisable   Unexercisable   Exercisable   Unexercisable
-----------------------------------   ------------   --------------   -----------   -------------   -----------   -------------
Nick Grouf.........................        0               --             --             --             --             --
Daniel Kohler......................        0               --           250,000          --             --             --
Mary E. Humiston...................        0               --            90,000          --             --             --
Charles P. Ortmeyer................        0               --           625,000          --             --             --
Michael Glogowsky..................        0               --            80,000          --             --             --

---------------
(1) Fair market value of the Company's Common Stock at fiscal year-end ($0.225 based on the last reported sale price of the Company's Common Stock on December 31, 2001) minus the exercise price.
(2) Fair market value of the Company's Common Stock on the date of exercise minus the exercise price.

     The 1999 and 2000 Stock Plans provide that in the event we merge with or into another corporation, or we sell all or substantially all of our assets, each outstanding option shall be assumed or substituted by the successor corporation. If the successor corporation refuses to assume or substitute for the option, then all outstanding options will become fully vested and exercisable.

     The 2000 Employee Stock Purchase Plan provides that in the event we merge with or into another corporation, or we sell all or substantially all of our assets, each outstanding option shall be assumed or substituted by the successor corporation. If the successor corporation refuses to assume or substitute for the option, then any purchase periods in progress will be shortened by setting a new exercise date, and any offering periods then in progress shall end on the new exercise date.

     For information regarding stock options granted to executive officers since December 31, 2001, see Item 13, "Certain Relationships and Related Transactions."

                             DIRECTOR COMPENSATION

     Our directors do not currently receive any cash compensation for their service as directors except for reimbursement for reasonable travel expenses in connection with attendance at board and committee meetings. Current and future directors are eligible for option grants under our incentive plans. For information regarding stock options granted to directors since the beginning of the last fiscal year, see Item 13, "Certain Relationships and Related Transactions."

                          EMPLOYMENT-RELATED CONTRACTS

         We have employment agreements with our Chief Executive Officer and each our four most highly compensated executive officers under which the employee would be entitled to receive monthly incentive bonuses for those calendar months, if any, that the employee meets specified individual performance targets. If the employee is terminated without Cause, as defined in the agreement, or resigns from his or her position for Good Reason, as defined in the agreement, we will provide a severance payment to the employee equivalent to a certain number of months, depending on the employee's position, of the employee's base salary on his or her last day of employment.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
                            IN COMPENSATION DECISIONS

The Compensation Committee was formed on March 30, 2000, and the members of the Compensation Committee are Messrs. Sculley and Feld. No interlocking relationship exists between any member of our Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company or its subsidiaries.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         PeoplePC has one class of stock outstanding, designated common stock, $0.0001 par value. As of March 15, 2002, 551,502,422 shares of our common stock were issued and outstanding.

                             PRINCIPAL STOCKHOLDERS

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2002, by the following individuals or groups:

         . each person, or group of affiliated persons, that we know beneficially owns more than 5% of our outstanding stock;

         .    each of our current directors;

         . our Chief Executive Officer and each of our four most highly compensated executive officers in the fiscal year ended December 31, 2001; and

         .    all of our executive officers and current directors as a group.

         The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the individual or entity has voting power or investment power and any shares that the individual has the right to acquire within 60 days of March 15, 2002 through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person or entity has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned. Except as otherwise noted, the address for each stockholder on this table is c/o PeoplePC Inc., 100 Pine Street, Suite 1100, San Francisco, California 94111.

         The percentage of beneficial ownership is based on 551,502,422 shares of common stock outstanding as of March 15, 2002.

                                                                                      Approximate
                                                                                      Percentage
                              Name                                 Number of Shares    Ownership
----------------------------------------------------------------   ----------------   -----------
5% Stockholders
Entities affiliated with SOFTBANK Corp.(1) .....................     415,004,784         71.2%
     c/o Ronald D. Fisher
     1188 Centre Street
     Newton Center, MA 02459

Beny Alagem ....................................................      60,000,000         10.9%
     c/o Sam Surloff
     2842 Motor Avenue
     Los Angeles, CA 90064


Directors and Executive Officers
Ronald D. Fisher(1) ............................................     415,004,784         71.2%
     1188 Centre Street
     Newton Center, MA 02459

Bradley A. Feld(2) .............................................      22,977,004          4.2%
     200 N. Evelyn Street, Suite 200
     Mountain View, CA 94043

Nick Grouf(3) ..................................................      58,561,334          9.9%

John Sculley(4) ................................................      13,327,526          2.4%
     90 Park Avenue, 32nd Floor
     New York, NY 10016

Michael Price(5) ...............................................       9,220,000          1.7%
     Evercore Partners
     65 East 55th Street, 33rd Floor
     New York, NY 10022

Lee Feldman                                                                    0          *

Dan Kohler(6) ..................................................      12,230,000          2.2%

Charles P. Ortmeyer(7) .........................................       3,125,000          *

Mary E. Humiston(8) ............................................       2,150,000          *

J. Michael Glogowsky(9) ........................................       1,980,000          *

All directors and executive officers as a group(10 persons) ....     536,595,648         79.8%

---------------
*     Less than 1%

(1) Includes 191,597,963 shares held by SOFTBANK Capital Partners LP, over which SOFTBANK Capital Partners LP shares voting and dispositive power as described below, 188,306,066 shares held by SOFTBANK Capital LP, over which SOFTBANK Capital LP shares voting and dispositive power as described below, and 3,425,173 shares held by SOFTBANK Capital Advisors Fund LP, over which SOFTBANK Capital Advisors Fund LP shares voting and dispositive power as described below. SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP each have shared voting and dispositive power over their respective shares. Also includes up to 3,334,226 shares issuable to SOFTBANK Capital Partners LP upon exercise of a warrant to purchase shares of PeoplePC Europe NV Series A Preferred Stock and upon the subsequent exercise of a put option to sell the shares of PeoplePC Europe NV Series A Preferred Stock to the Company in exchange for the Company's common stock; as described below, SOFTBANK Capital Partners LP shares voting and dispositive power over up to the entire amount of these shares; SOFTBANK Capital LP shares voting and dispositive power over up to 1,638,405 of these shares and SOFTBANK Capital Advisors Fund shares voting and dispositive power over up to 28,774 of these shares. Also includes up to 28,341,356 shares issuable to @viso Limited, a joint venture of which 50% is owned by SB Holdings (Europe) Ltd., upon exercise of the put option held by @viso Limited pursuant to a Put Option Agreement signed on May 30, 2001; SB Holdings (Europe) Ltd. shares voting and dispositive power over up to the entire amount of these shares.

     SOFTBANK Capital Partners LLC is the general partner of SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP; accordingly, securities beneficially owned by SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP may be regarded as being beneficially owned by SOFTBANK Capital Partners LLC. Securities beneficially owned by SOFTBANK Capital Partners LLC may be regarded as being beneficially owned by SOFTBANK Capital Partners Investment Inc., Mr. Ronald D. Fisher and Mr. Charles R. Lax. In addition, because Mr. Charles
     R. Lax is a managing director of STV IV LLC, he may be regarded as being the beneficial owner of the securities beneficially owned by STV IV LLC, as described in footnote 3 hereto. SOFTBANK Capital Partners Investment Inc. is a wholly-owned subsidiary of SOFTBANK Holdings Inc.; accordingly, securities beneficially owned by SOFTBANK Capital Partners Investment Inc. may be regarded as being beneficially owned by SOFTBANK Holdings Inc. SOFTBANK Holdings Inc. and SB Holdings (Europe) Ltd. are wholly-owned subsidiaries of SOFTBANK Corp.; accordingly, securities beneficially owned by SOFTBANK Holdings Inc. and SB Holdings (Europe) Ltd. may be regarded as being beneficially owned by SOFTBANK Corp. Securities beneficially owned by SOFTBANK Corp. may be regarded as being beneficially owned by Mr. Masayoshi Son, the President and Chief Executive Officer of SOFTBANK Corp. Each of the above persons and entities has shared voting power over the shares of which it may be regarded as being a beneficial owner; each of the above persons and entities has shared dispositive power over the shares of which it may be regarded as being a beneficial owner. Mr. Ronald D. Fisher serves on our Board of Directors. Mr. Ronald D. Fisher does not hold any options to purchase any shares of our capital stock.

(2) Includes 22,545,036 shares held by SOFTBANK Technology Ventures IV LP, over which SOFTBANK Technology Ventures IV LP shares voting and dispositive power as described below, and 431,968 shares held by SOFTBANK Technology Advisors Fund LP, over which SOFTBANK Technology Advisors Fund LP shares voting and dispositive power as described below.

     STV IV LLC is the general partner of SOFTBANK Technology Ventures IV LP and SOFTBANK Technology Advisors Fund LP; accordingly, securities owned by SOFTBANK Technology Ventures IV LP and SOFTBANK Technology Advisors Fund LP may be regarded as being beneficially owned by STV IV LLC. Mr. Bradley A. Feld, Mr. Charles R. Lax, Ms. Jo Ann Heidi Roizen, Mr. D. Rex Golding, Mr.
     E. Scott Russell and Mr. Gary E. Rieschel are managing directors of STV IV LLC; accordingly, securities owned by STV IV LLC may be regarded as being beneficially owned by Mr. Bradley A. Feld, Mr. Charles R. Lax, Ms. Jo Ann Heidi Roizen, Mr. D. Rex Golding, Mr. E. Scott Russell and Mr. Gary E. Rieschel. In addition, because of Mr. Charles R. Lax's interest in SOFTBANK Capital Partners LLC, Mr. Charles R. Lax may be regarded as being the beneficial owner of the securities beneficially owned by SOFTBANK Capital Partners LLC as described in footnote 1 hereto. Mr. Bradley A. Feld may be regarded as being the beneficial owner of 22,977,004 shares of common stock, over which he has shared voting and dispositive power. Mr. Bradley
     A. Feld does not hold any options to purchase any shares of our capital stock.

(3) Includes 18,561,334 shares issued pursuant to a restricted stock purchase agreement. A portion of these shares are subject to repurchase by us, which right lapses progressively over time. Also includes 40,000,000 shares issuable upon exercise of outstanding options within 60 days of March 15, 2002.

(4) Includes 1,020,000 shares issued upon exercise of options granted in July 1999. A portion of these shares are subject to repurchase by us, which right lapses progressively over time. Also includes 8,000,000 shares issuable upon exercise of outstanding options within 60 days of March 15, 2002. The number of shares beneficially owned by Mr. Sculley also includes 4,307,526 shares held by Sculley Brothers LLC. Mr. Sculley, a partner of Sculley Brothers LLC, serves on our Board of Directors.

(5) Includes 1,060,000 shares issued upon exercise of options granted in July 1999. A portion of these shares are subject to repurchase by us, which right lapses progressively over time. Also includes 8,000,000 shares issuable upon exercise of outstanding options within 60 days of March 15, 2002. The number of shares beneficially owned by Mr. Price also includes 80,000 shares held as custodian for Attie Price and 80,000 shares held as custodian for Jeffrey Price under the NJUTMA.

(6) Includes 1,480,000 shares issued upon exercise of options granted in August 1999 and February 2000. A portion of these shares are subject to repurchase by us, which right lapses progressively over time. Also includes 10,750,000 shares issuable upon exercise of outstanding options within 60 days of March 15, 2002. If exercised, a portion of these shares are subject to repurchase by us, which right lapses progressively over time.

(7) Includes 3,125,000 shares issuable upon exercise of outstanding options within 60 days of March 15, 2002. If exercised, a portion of these shares are subject to repurchase by us, which right lapses progressively over time.

(8) Includes 360,000 shares issued upon exercise of options granted in October 1999 and February 2000. A portion of these shares are subject to repurchase by us, which right lapses progressively over time. Also includes 1,790,000 shares issuable upon exercise of outstanding options within 60 days of March 15, 2002. If exercised, a portion of these shares are subject to repurchase by us, which right lapses progressively over time.

(9) Includes 200,000 shares issued upon exercise of options granted in October 1999 and February 2000. A portion of these shares are subject to repurchase by us, which right lapses progressively over time.

     Also includes 1,780,000 shares issuable upon exercise of outstanding options within 60 days of March 15, 2002. If exercised, a portion of these shares are subject to repurchase by us, which right lapses progressively over time.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Stock Option Grants to Executive Officers and Directors

     The table below summarizes recent option grants to our executive officers and directors under our 2000 Stock Plan following the fiscal year ending December 31, 2001.

                                                  Start Date for
                                                   Release from      Number         Number of        Aggregate
                                                    Repurchase      of Shares    Optioned Shares      Purchase
Officer, Directors and 5% Stockholders                Option        Optioned    Exercised to Date     Price(1)
-----------------------------------------------   --------------   ----------   -----------------   -----------
Nick Grouf(2)                                        01/28/02      43,740,000           0           $ 6,561,000
Daniel Kohler(2) ..............................      01/28/02      10,500,000           0           $ 1,575,000
Mary Humiston(2) ..............................      01/28/02       1,700,000           0           $   255,000
Charles Ortmeyer(2) ...........................      01/28/02       2,500,000           0           $   375,000
Michael Glogowsky(2)...........................      01/28/02       1,700,000           0           $   255,000
Michael J. Price(3) ...........................      01/28/02       8,000,000           0           $ 1,200,000
John Sculley(3) ...............................      01/28/02       8,000,000           0           $ 1,200,000

---------------
(1) Assumes exercise to purchase all shares subject to the option at an exercise price of $0.15 per share.
(2) 1/36th of the shares are released from our repurchase option each month from the release start date. In addition, upon a change of control, an additional 12.5% of shares that continue to be subject our right of repurchase shall be immediately released from our repurchase option.
(3) 1/4th of such shares are released from our repurchase option six months from the release start date, an additional 1/4th of such shares are released from our repurchase option twelve months from the release start date and the remaining 1/2 of such shares will be subsequently released from our repurchase option ratably over 36 months. In addition, upon an involuntary termination following a change of control, all shares that continue to be subject to our right of repurchase shall be immediately released from our repurchase option.

     Issuance of Series B Preferred Stock

     On December 17, 2001, we sold 4,375,000 shares of series B preferred stock at $5.00 per share (the "Private Placement"). Pursuant to the terms of a Registration Rights Agreement dated December 17, 2001, we were required to file a registration statement with the Securities and Exchange Commission (the "SEC") to register the resale of the common stock issuable upon conversion of the series B preferred stock. The registration statement on Form S-3 was filed with the SEC on January 16, 2002. The purchasers of the series B preferred stock included, among others:

                                                                        Shares of
                                                       Shares of       Common Stock
                                                        Series B           upon          Aggregate
Investor                                             Preferred Stock   Conversion(1)   Purchase Price
--------                                             ---------------   -------------   --------------
SOFTBANK Technology Ventures Entities (2).........         50,000         5,000,000      $   250,000
SOFTBANK Capital Entities (3).....................      3,600,000       360,000,000      $18,000,000

---------------
(1) Each share of series B preferred stock was converted into one hundred shares of common stock upon stockholder approval obtained at a special meeting of the stockholders held on February 19, 2002.
(2)  Represents purchase on December 17, 2001 of:

     .    49,060 series B shares by SOFTBANK Technology Ventures IV LP; and
     .    940 series B shares by SOFTBANK Technology Advisors Fund LP.
(3)  Represents purchase on December 17, 2001 of:
     .    1,799,928 series B shares by SOFTBANK Capital Partners LP;
     .    1,769,004 series B shares by SOFTBANK Capital LP; and
     .    31,068 series B shares by SOFTBANK Capital Advisors Fund LP.

     STV IV LLC is the general partner of SOFTBANK Technology Ventures IV LP and SOFTBANK Technology Advisors Fund LP; accordingly, securities owned by SOFTBANK Technology Ventures IV LP and SOFTBANK Technology Advisors Fund LP may be regarded as being beneficially owned by STV IV LLC. Mr. Bradley A. Feld, a member of our Board of Directors, is a managing directors of STV IV LLC.

     SOFTBANK Capital Partners LLC is the general partner of SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP; accordingly, securities beneficially owned by SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP may be regarded as being beneficially owned by SOFTBANK Capital Partners LLC. Securities beneficially owned by SOFTBANK Capital Partners LLC may be regarded as being beneficially owned by Mr. Ronald D. Fisher, a member of our Board of Directors.

     Employment Contracts with Executive Officers

     We have employment agreements with our Chief Executive Officer and each our four most highly compensated executive officers under which the employee would be entitled to receive monthly incentive bonuses for those calendar months, if any, that the employee meets specified individual performance targets. If the employee is terminated without Cause, as defined in the agreement, or resigns from his or her position for Good Reason, as defined in the agreement, we will provide a severance payment to the employee equivalent to a certain number of months, depending on the employee's position, of the employee's base salary on his or her last day of employment.

     Contract with SOFTBANK Corp.

     During June 2001, we entered into negotiations for a contract with SOFTBANK Corp., under which we would perform certain development work on a time and material basis. We recognized $0.9 million in revenue for the year ended December 31, 2001 related to this agreement.

     SOFTBANK Capital Partners LLC is the general partner of SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP; accordingly, securities beneficially owned by SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP may be regarded as being beneficially owned by SOFTBANK Capital Partners LLC. Securities beneficially owned by SOFTBANK Capital Partners LLC may be regarded as being beneficially owned by Mr. Ronald D. Fisher, a member of our Board of Directors.

     SOFTBANK Capital Partners LLC is affiliated with SOFTBANK Capital Partners Investment Inc., which is a wholly-owned subsidiary of SOFTBANK Holdings Inc. SOFTBANK Holdings Inc. is a wholly-owned subsidiary of SOFTBANK Corp.

     Put Option Transaction

Under a Put Option Agreement dated May 30, 2001, @viso Limited is entitled to sell all or a portion of its shares of PeoplePC Europe N.V. to the Company in exchange for shares of PeoplePC common stock. Under this arrangement, @viso Limited is entitled to receive between 13,750,000 and 29,146,132 shares of PeoplePC common stock based on a formula and the date of exchange. SOFTBANK Capital Partners LP is entitled to exercise its warrant to purchase convertible preferred stock in PeoplePC Europe N.V. The exercise price of the warrant is $7.1 million $2.05 per share of PeoplePC common stock, and as a result it is unlikely that the warrant will be exercised in the foreseeable future. If the warrant were exercised, SOFTBANK Capital Partners LP would be entitled to sell all or a portion of its shares of PeoplePC Europe N.V. to us in exchange for PeoplePC stock. Under this arrangement, SOFTBANK Capital Partners LP would be entitled to receive between 1,850,000 and 3,481,928 shares of PeoplePC capital stock based on a formula and the date of exchange. These put options will terminate in April 2006.

SOFTBANK Capital Partners LLC is the general partner of SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP; accordingly, securities beneficially owned by SOFTBANK Capital Partners LP, SOFTBANK Capital LP and SOFTBANK Capital Advisors Fund LP may be regarded as being beneficially owned by SOFTBANK Capital Partners LLC. Securities beneficially owned by SOFTBANK Capital Partners LLC may be regarded as being beneficially owned by Mr. Ronald D. Fisher, a member of our Board of Directors.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The financial statements (including notes thereto) listed in the Index to Consolidated Financial Statements and Schedule on page 36 are filed within this Annual Report on Form 10-K.

(a)(2) FINANCIAL STATEMENT SCHEDULE

The financial statement schedule of PeoplePC Inc. listed in the Index to the Consolidated Financial Statements and Financial Statement Schedule is filed within this Annual Report on Form 10-K.

(a)(3) EXHIBITS

The exhibits listed on the accompanying index to exhibits below are filed as part of, or incorporated by reference into, this Form 10-K.

(b)  REPORTS ON FORM 8-K

None.

(c)  EXHIBITS

Exhibit
Number                            Description of Document
------                            -----------------------

3.1++++     Amended and Restated Certificate of Incorporation of PeoplePC as
            filed with the Delaware Secretary of State on February 19, 2002.
3.2*        Bylaws of PeoplePC.
3.3***      Certificate of Designation of Rights, Preferences and Privileges of
            Series A Preferred Stock of PeoplePC.
3.4         Certificate of Designation of Rights, Preferences and Privileges of
            Series B Preferred Stock of PeoplePC as filed with the Delaware
            Secretary of State on December 14, 2001.
9.1         Voting Agreement dated December 17, 2001.
10.1*       1999 Stock Plan and forms of agreements thereunder.
10.2++++    2000 Stock Plan, as amended, and forms of agreements thereunder.
10.3*       2000 Employee Stock Purchase Plan.
10.4*       Sales Finance Agreement, dated as of February 29, 2000, between
            PeoplePC and MBNA America Bank, N.A.
10.5*       Form of Indemnification Agreement.
10.6*       Office Lease, dated as of June 3, 1999, between PeoplePC and Pine
            Street Investors, L.L.C.
10.7*       First Amendment to Office Lease, dated as of January 14, 2000, between PeoplePC and Pine Street Investors, L.L.C.
10.8*       Amended and Restated Investor Rights Agreement, dated April 5, 2000.
10.9**      Addendum to Master Services and Supply Agreement dated September 29,
            2000 between PeoplePC and Ford Motor Company.
10.10+      Memorandum of Agreement by and among PeoplePC, PeoplePC Europe N.V.,
            SOFTBANK Technology Venture IV LP, SOFTBANK Technology Advisors Fund
            LP, @viso Limited, SOFTBANK Capital Partners LP, SOFTBANK Capital
            Advisors Fund LP and Nick Grouf dated February 22, 2001.
10.11+      Promissory Note from PeoplePC Inc. to PeoplePC Europe N.V. dated
            February 22, 2001.
10.12++     Amendment No. 3 dated July 18, 2001 to Master Agreement dated April
            5, 2001 between PeoplePC and Ford Motor Company.
10.13++     Put Option Agreement dated May 30, 2001 by and among PeoplePC,
            PeoplePC Europe N.V., SOFTBANK Technology Venture IV LP, SOFTBANK
            Technology Advisors Fund LP, @viso Limited, SOFTBANK Capital
            Partners LP, SOFTBANK Capital Advisors and Nick Grouf.
10.14++     Retention Agreements between PeoplePC and each of Nick Grouf, Dan
            Kohler, Wayne Gattinella, Chuck Ortmeyer, Mary Humiston and Michael
            Glogowsky dated June 29, 2001.
10.15+++    Promissory Note from PeoplePC to PeoplePC Europe N.V. dated November
            9, 2001.
10.16+++    Retention Agreement between PeoplePC and Michael Bailey dated July
            30, 2001.
10.17       Series B Preferred Stock Purchase Agreement between PeoplePC and the purchasers of series B preferred stock dated December 17, 2001.
10.18       Registration Rights Agreement between PeoplePC and the purchasers of series B preferred stock dated December 17, 2001.
10.19       Amended Ford Model E Program Agreement.
21.1        Subsidiaries of the Registrant.
23.1        Consent of PricewaterhouseCoopers LLP.

* Previously filed as an exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-34114) on April 5, 2000.
** Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 000-31299) on November 14, 2000.
*** Previously filed as an exhibit to the Registrant's Annual Report on Form 10-K405 for the fiscal year ended December 31, 2000 (File No. 000-31299) on April 2, 2001.
+ Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended March 30, 2001 (File No. 000-31299) on May 15, 2001.
++ Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File No. 000-31299) on August 14, 2001.
+++ Previously filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2001 (File No. 000-31299) on November 14, 2001.
++++ Previously filed as an exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-83134) on February 21, 2002.


     PeoplePC, PeopleShop, PeoplePal, and their respective logos are among the trademarks and/or service marks of PeoplePC Inc. in the U.S. and other countries. All other names are trademarks and/or registered trademarks of their respective owners.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       PEOPLEPC INC.

                                       By: /s/ NICK GROUF
                                       ----------------------------
                                       Nick Grouf
                                       Chief Executive Officer


                                       By: /s/ MICHAEL GLOGOWSKY
                                       ----------------------------
                                       Michael Glogowsky
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                                     Title               Date

/s/ NICK GROUF                 Chairman, Chief Executive
-------------------------      Officer and Director               April 1, 2002
Nick Grouf                     (Principal Executive Officer)

/s/ MICHAEL GLOGOWSKY          Chief Financial Officer            April 1, 2002
-------------------------      (Principal Financial Officer)
Michael Glogowsky

/s/ RONALD D. FISHER           Director                           April 1, 2002
-------------------------
Ronald D. Fisher

/s/ JOHN SCULLEY               Director                           April 1, 2002
-------------------------
John Sculley

/s/ MICHAEL J. PRICE           Director                           April 1, 2002
-------------------------
Michael J. Price

/s/ BRADLEY A. FELD            Director                           April 1, 2002
-------------------------
Bradley A. Feld

/s/ LEE FELDMAN                Director                           April 1, 2002
-------------------------
Lee Feldman