Form 10-Q
period 2002-03-31
PEOPLEPC INC
filed 2002-05-15
CIK 1109551

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-31299

PEOPLEPC INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4048510
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Pine Street, Suite 1100, San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 732-4400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 31, 2002, there were 551,502,422 shares of the registrant’s common stock outstanding.

PEOPLEPC INC.
FORM 10Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PEOPLEPC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,005	$22,497
Restricted cash	2,648	2,181
Accounts receivable, net of allowance for doubtful accounts of $364 and $665 as of March 31, 2002 and December 31, 2001, respectively	4,157	4,254
Prepaid expenses and other current assets	1,055	2,065

Total current assets	18,865	30,997
Accounts receivable, long-term	1,554	1,836
Retained interest in accounts receivable	2,070	2,070
Property and equipment, net	4,757	5,396

Other assets	644	970

Total assets	$27,890	$41,269

LIABILITIES, MINORITY INTEREST, MANDATORILY REDEEMABLE
Current liabilities:
Accounts payable	$5,704	$8,741
Accrued and other liabilities	8,649	9,188

Current portion of deferred revenue, net	20,720	21,082

Total current liabilities	35,073	39,011
Other long term liabilities	141	141
Deferred revenue, net	18,927	20,964

Total liabilities	54,141	60,116

Minority interest in consolidated subsidiaries	40,003	40,313

Mandatorily redeemable convertible preferred stock	0	21,191

Stockholders’ deficit:
Common stock; $0.0001 par value; 500,000 shares authorized; 553,024 and 115,466 shares issued, and 551,502 and 113,994 shares outstanding at March 31, 2002 and December 31, 2001, respectively	55	11
Additional paid-in capital	368,366	342,111
Common Stock in treasury at cost, 1,522 and 1,522 shares at March 31, 2002 and December 31, 2001, respectively	(502)	(502)
Deferred stock based compensation	(8,197)	(4,903)
Receivable from stockholder	(116)	(116)
Accumulated other comprehensive loss	(393)	(325)
Accumulated deficit	(425,467)	(416,627)

Total stockholders’ deficit	(66,254)	(80,351)

Total liabilities, minority interest, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$27,890	$41,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEOPLEPC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Membership revenues earned	$46,268	$34,506
Other revenues	1,736	2,827

Total revenues	48,004	37,333

Cost of membership revenues earned	43,546	36,514
Cost of other revenues	281	1,422

Total cost of revenues	43,827	37,936

Gross profit (loss)	4,177	(603)

Operating expenses:
Sales and marketing (inclusive of stock-based compensation of $75 and $1,201 for the three months ended March 31, 2002, and 2001,respectively)	1,330	8,203
General and administrative (inclusive of stock-based compensation of $1,739 and $4,601 for the three months ended March 31, 2002 and 2001, respectively)	11,863	31,382
Other operating income	(1)	(1,873)

Total operating expenses	13,192	37,712

Loss from operations	(9,015)	(38,315)
Net interest (income) expense and other expenses	(135)	(309)
Minority interest in net loss of consolidated subsidiaries	310	2,436

Net loss	(8,840)	(36,188)

Basic and diluted net loss per share	$(0.03)	$(0.33)

Shares used in computing basic and diluted net loss per share	305,435	109,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEOPLEPC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(8,840)	$(36,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	663	773
Amortization of deferred stock-based compensation, net	1,814	5,802
Net increase (decrease) in allowance for doubtful accounts	(301)	1,200
Minority interest in net loss of consolidated subsidiaries	(310)	(2,436)
Changes in assets and liabilities:
Accounts receivable	398	8,944
Prepaid expenses and other current assets	1,010	(712)
Accounts receivable, long term	282	2,524
Deposits and other assets	243	(94)
Accounts payable	(2,623)	335
Accrued liabilities	(953)	(25,514)
Deferred revenues	(2,399)	6,890
Other	—	1,195

Net cash used in operating activities	(11,016)	(37,281)

Cash flows from investing activities:
Restricted cash	(467)	5,809
Sale (purchase) of property and equipment	59	(1,222)

Net cash provided by (used in) investing activities	(408)	4,587

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	32
Payments on borrowings under a line of credit	—	(530)
Purchase of treasury shares	—	(26)

Net cash used in financing activities	—	(524)

Effect of exchange rate changes on cash and cash equivalents	(68)	—

Net decrease in cash and cash equivalents	(11,492)	(33,218)
Cash and cash equivalents at beginning of period	22,497	65,493

Cash and cash equivalents at end of period	$11,005	$32,275

Supplemental non cash investing and financing activity:
Conversion of preferred stock into common stock	$21,191	$—
Deferred stock-based compensation	6,147	—
Reversal of deferred stock-based compensation upon termination of employment	1,039	—
Interest paid	—	125
Receivable from stockholders	—	68

The accompanying notes are an integral part of these condensed consolidated financial statements.

PEOPLEPC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of Business and Summary of Significant Accounting Policies

Description of Business

PeoplePC Inc. (the “Company” or “PeoplePC”) provides a membership package that includes a brand-name computer, unlimited Internet access, customer support and an in-home warranty. Members also have the opportunity to benefit from discounts and special offers from merchants who participate in PeoplePC’s member commerce program. The Company also operates PeoplePC’s Online program, which provides consumers who do not wish to purchase a computer with all of the other benefits of a PeoplePC membership for a monthly fee. The Company was incorporated in Delaware on March 2, 1999.

Unaudited Interim Results

The accompanying unaudited interim condensed consolidated financial statements of PeoplePC Inc., a Delaware corporation, as of March 31, 2002 and for the three months ended March 31, 2002 and March 31, 2001 reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

These financial statements should be read in conjunction with our annual audited financial statements for the year ended December 31, 2001, which are included in our annual report on Form 10-K filed with the Securities and Exchange Commission.

Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2002.

Liquidity

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. The Company has incurred substantial losses and negative cash flows from operations since its inception. Based upon current Membership levels, the Company’s current working capital and expected cash flows to be generated from operations may not be sufficient to fund operations for the remainder of 2002.

On a consolidated basis as of March 31, 2002, the Company’s sources of liquidity consisted of $13.7 million in cash and cash equivalents, including $2.6 million in restricted cash. The Company’s net accounts receivable balance as of March 31, 2002 was $5.7 million. Of these amounts, $1.3 million in cash and $0.4 million in accounts receivable balance are held by the Company’s subsidiary, PeoplePC U.K. Limited. Due to legal and other constraints, some or all of the cash assets held by PeoplePC U.K. Limited may not be available to fund the Company’s United States operations.

The Company has plans to acquire additional revenue-generating PeoplePC Online members through a combination of private label programs, wholesale arrangements, or acquisitions of members from other Internet service providers. There is no guarantee that the Company will be able to increase its Membership levels.

If the Company is unable to increase Membership to generate sufficient operating revenues, further capital investment or other financing will be needed to fund operations. There is no guarantee that additional financing will be available on favorable terms, or at all. The Company may have to sell stock at prices lower than those paid by existing stockholders, and perhaps lower than existing market prices, resulting in dilution of existing stockholders. The Company may have to sell stock or bonds with rights superior to rights of holders of common stock. Also, any debt financing might involve restrictive covenants that would limit the Company’s operating flexibility. If the Company is not able to raise additional funds, the Company may be required to curtail or discontinue some or all of its operations.

The Company has already taken steps to improve liquidity, including obtaining additional financing, targeting sales and marketing expenditures on channels with a low acquisition cost per member, consolidation of sales offices and a realignment and reduction of its workforce during the past 12 months.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its majority-owned or otherwise controlled subsidiaries. All significant intercompany balances and transactions have been eliminated. The equity and net loss attributable to minority shareholders’ interests are shown separately in the consolidated balance sheets and consolidated statements of operation.

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

Revenue recognition

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue recognition in Financial Statements”. We adopted SAB 101, in the quarter ended December 31, 2000. The adoption of SAB 101 did not have a material effect on the results of operations or financial position of the Company.

Revenues and the related cost of revenues for the initial membership package, which generally includes a personal computer, extended warranty, cost of shipping the personal computer system, internet access for the term of the membership, and participation in a member commerce program, are generally deferred and recognized over the term of the membership agreement for members signed up under enterprise deals and consumers up to May 2001. Beginning in May 2001, the extended warranty was offered separately as an option in the consumer Membership Package program. This resulted in revenues and the related cost of revenues for the personal computer and shipping the personal computer system being recognized once the right of return has elapsed. Revenues and any related cost allocated to internet access, the participation in a member commerce program and the extended warranty are deferred and recognized over the four-year term of the membership agreement.

Revenues from the PeoplePC Online program are recognized monthly as services are delivered. Monthly subscriptions to PeoplePC’s online service are renewable each month and the monthly fees are not refundable.

The Company also offers peripherals and upgrades at the time of the initial membership. As there are no future obligations with respect to the peripherals and upgrades, the revenue and cost of revenues related to the sale of peripherals and upgrades are recognized in the period shipped. These revenues are included under the line item “Other revenues”, which includes peripherals revenue, the related shipping revenues and revenues from the member commerce program.

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

Segment information

Although the Company offers various products and services to its members, management does not manage its operations by these service lines, but instead views the Company as one operating segment when making business decisions. The Company does manage its operations on a geographical basis. Revenues are attributed to the United States and to all foreign countries based on actual sales made in those geographic areas. Revenues, loss from operations and long-lived assets information by geographic area are summarized as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Revenues from External Customers
United States	39,557	35,388
International	8,447	1,945

Total	48,004	37,333

Loss from Operations
United States	8,123	31,129
International	892	7,186

Total	9,015	38,315

	As of March 31, 2002	As of December 31, 2001
Long-Lived Assets
United States	4,062	7,102
International	695	1,409

Total	4,757	8,511

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

The following table summarized basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net loss	(8,840)	(36,188)

Denominator:
Weighted average common shares	307,429	114,809
Weighted average unvested common shares subject to repurchase	(1,994)	(5,258)

Denominator for basic and diluted calculation	305,435	109,551

Basic and diluted net loss per	(0.03)	(0.33)

Antidilutive securities not included in net loss per share calculation for the periods presented are as follows (in thousands):

	As of March 31,
	2002	2001
Common stock subject to repurchase	1,869	4,401
Common stock options	6,020	14,247
Warrants	0	2,858

Total	7,889	21,506

2.    Commitments and contingencies:

Purchase commitments

The Company relies on Ingram Micro (the “Distributor”) to provide some of its computer products, maintain inventory, process orders, prepare merchandise for shipment and distribute its products to customers in a timely and accurate manner. The Distributor purchases inventory on behalf of the Company based on sales projections made by the Company. The Company takes title to the equipment just prior to shipment to the customer. The Company is obligated to purchase inventory held by the Distributor purchased on its behalf to the extent that sales projections are not met. At March 31, 2002, the Company had approximately $0.2 million in noncancelable purchase commitments with the Distributor. The Company’s agreement with the Distributor expired in February 2001; however, both parties have continued to perform under the terms of the contract. The Company expects to sell all products that it has committed to purchase from the Distributor.

In December 2001, the Company entered into a long-term relationship with a major telecommunications company. Under this agreement, the Company received $1.5 million of incentive payments in three months ended March 31, 2002 and will receive an additional $1.5 million in incentive payments during the remainder of fiscal year 2002. The Company records incentives as an offset to cost of revenues. The future minimum annual contractual spending commitments for the remainder of fiscal 2002 and the following five years are $4.9 million, $3.0 million, $8.0 million, $8.0 million, $8.0 million and $9.0 million.

Leases

The Company leases office space under 6 operating leases expiring between 2002 and 2009, of which 2 leases can be renewed in 2004 for an additional period of 5 years. Rent expense was $1.0 million and $0.5 million for the three months ended March 31, 2002 and 2001. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. The Company also leases copiers under 2 operating leases expiring in 2005.

Future lease payments under operating leases, as of March 31, 2002 are as follows (in thousands):

Operating Leases
Years ending December 31,
Remainder of 2002	$1,214
2003	$1,420
2004	$1,281
2005	$129

Total	$4,044

Contingencies

The Company has employment agreements and commitments with certain executive officers under which the employees would be entitled to receive severance payment of $1.25 million if their employment were to be terminated under certain conditions.

Existing Litigation

On April 22, 2002, SupportSoft, Inc. (“SupportSoft”) filed a complaint against the Company in the Superior Court of the County of Santa Clara, California, alleging that the Company is in breach of its obligations under a Master License Agreement dated September 29, 2000 between SupportSoft and the Company (the “Master License Agreement”). The Master License Agreement relates to customer service software that the Company is no longer using. The complaint alleges that the Company has not paid approximately $200,000 that it was obligated to pay with respect to license, support, maintenance, and service fees relating to the first annual period under the Master License Agreement. Further, the complaint alleges that the Company is obligated to pay to SupportSoft $1,250,000 relating to the second year of the Master License Agreement, and $2,500,000 relating to the third year of the Master License Agreement.

The Company has not yet filed an answer to the complaint, but intends to contest vigorously the allegations made in the lawsuit. Among other relief, the Company will seek rescission of the Master License Agreement and a refund of approximately $950,000 paid to SupportSoft during 2000 and 2001. In addition, the Company will seek a declaration that it is not obligated under the Master License Agreement to pay any further amounts to SupportSoft.

3.    Minority Interest in Consolidated Subsidiaries:

In June 2000, PeoplePC formed a European subsidiary, PeoplePC Europe N.V., a Netherlands corporation. PeoplePC and PeoplePC Europe N.V. entered into financing and related agreements with @viso Limited (“@viso”), a United Kingdom company and a partnership of SOFTBANK Corp. (“SOFTBANK”), a Japanese company and Vivendi Universal S.A. (“Vivendi”), a French corporation. In the financing, PeoplePC Europe N.V. received $50.0 million from @viso payable over a two month period beginning on the closing date in exchange for its 35% interest in PeoplePC Europe N.V. PeoplePC received a 65% interest in exchange for granting of an exclusive license to use and exploit its technology and brand in Europe. The financing closed in July 2001.

At March 31, 2002, minority shareholders hold preferred stock in PeoplePC Europe N.V., a Dutch company, with a par value of EUR.01 as follows (in thousands):

	Series Authorized	Shares Outstanding	Proceeds
Series A preferred stock	100,000	11,667	$35,000
Series B preferred stock	50,000	5,000	15,000

			$50,000

In connection with the issuance of series B preferred stock and series A preferred stock to @viso, PeoplePC Europe N.V. (“PeoplePC Europe”) granted SOFTBANK Capital Partners LP a warrant to acquire 2.4 million shares of series A preferred stock, with an aggregate exercise price of $7.1 million. The warrant is exercisable and must be exercised immediately prior to (a) an acquisition, sale or merger of or by PeoplePC Europe resulting in a change in control of PeoplePC Europe, (b) a merger of PeoplePC Europe with and into the Company, or acquisition of all of PeoplePC Europe assets or shares by the Company or (c) PeoplePC Europe’s initial public offering, on terms and conditions stated in the agreement (“liquidity events”). The warrant may not be exercised after the earlier of (a) fifteen business days following a request by PeoplePC Europe that SOFTBANK Capital Partners LP exercise such right and (b) the occurrence of a liquidity event.

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

PeoplePC Europe has made five loans totaling $35.5 million to fund PeoplePC’s United States operations during fiscal year 2001. These notes are demand notes. Because the Company controls the board of directors of PeoplePC Europe, the Company has substantial discretion over the timing of demands made under these notes. Due to legal and other constraints, some portion of the remaining cash assets of PeoplePC Europe may not be available to fund PeoplePC’s United States operations.

4.    Mandatorily Redeemable Convertible Preferred Stock:

The Company has authorized the issuance of 50,000,000 shares of mandatorily redeemable convertible preferred stock (“preferred stock”), with a par value of $0.0001 per share.

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

Pursuant to the terms of the series B preferred stock, each share converted into 100 shares of common stock immediately following stockholder approval on February 19, 2002.

5.    Common stock and stock options:

On January 28, 2002 the Company granted options to purchase 102 million shares of common stock with an exercise price of $0.15. The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB No. 25, the Company measured the compensation expense in relation to this grant as the difference between the fair value of the Company’s stock on the date of the grant, being $0.21, and the exercise price of the option. The deferred stock-based compensation of $6.1 million has been included as a component of stockholders’ deficit and is being amortized by charges to operations over the three-year vesting period of the options consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28.

The Company recognized stock-based compensation of $1.8 million and $5.8 million, net of reversal of stock-based compensation previously amortized related to unvested shares for terminated employees for the three months ended March 31, 2002 and 2001, respectively. The Company recorded reductions in deferred stock-based compensation relating to terminated employees of $1.0 million for the three months ended March 31, 2002. As of March 31, 2002, the Company had an aggregate of $8.2 million of deferred stock-based compensation remaining to be amortized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that are subject to the assumptions and uncertainties discussed below. A forward-looking statement is any statement that looks to future events, including any projections of earnings, revenues, or other financial items; any statements of plans, strategies and objectives of management for future operations; any statements regarding proposed new products, services or developments; any statements regarding future economic conditions or performance; statements of belief and any statement of assumptions underlying any of the foregoing. These statements may be identified by the use of words such as “expect”, “anticipate”, “estimate”, “believe”, “intend” and “plan.”

Actual results may vary from those projected in the forward-looking statements. If the Company’s assumptions about the future do not materialize or prove to be incorrect, the Company’s results could differ materially from those expressed or implied by such forward-looking statements.

Specifically, the forward-looking statements contained herein depend on assumptions relating to our ability to expand our online program, enter into new enterprise agreements and expand our membership; our ability to generate, through operating revenues or through the proceeds of equity or debt financing, sufficient cash to implement our business plan and continue operations; our ability to provide consumer financing for the purchase of our products and services; the willingness of third party vendors to provide products and services on acceptable terms; our ability to meet our obligations under enterprise agreements; our ability to contain customer acquisition costs and the costs of providing products and services; our ability to generate revenues from merchant partners, our ability to acquire members through acquisitions of other ISPs; the timing of acquisition of enterprise program members; our ability to improve pricing and eliminate acquisition discounts; our ability to generate revenues through our member commerce program and other activities; the cost of our international operations; and other risks described in this report and from time to time in PeoplePC’s Securities and Exchange Commission periodic reports and filings.

The Company assumes no obligation to update these forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made. Further information on potential factors that could affect these forward looking statements and the company’s financial results are included in our filings with the Securities and Exchange Commission.

The following discussion of our financial condition and results of operations should also be read in conjunction with the financial statements and notes to the financial statements included elsewhere in this report.

Overview

We were incorporated in March 1999. We began offering our products and services on a limited basis in September 1999, and on a commercial basis in October 1999. Until October 1999, we had no revenues and our operating activities consisted primarily of developing relationships with vendors, suppliers and merchants. As of March 31, 2002, we had approximately 501,000 Members who had purchased our Membership Packages and approximately 82,000 PeoplePC Online Members.

Our business model evolved during 2001 in response to the changing marketplace and economic conditions. We had originally focused on growing our Membership by selling Membership Packages consisting of a personal computer and prepaid Internet access service for the term of the Membership. We sold Membership Packages through our Consumer Program, through Employee Connectivity Programs sponsored by large employers, and through Channel Programs with large affiliate organizations. The Membership Packages were sold near, at, or below cost, and we had planned to generate profits from the sale of advertising, merchandising, and other “monetization” activities directed at our growing base of Members. We intended to fund our growth in part through our Members’ prepayment of the service portion of the Membership Packages.

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

We also plan to wholesale our ISP service through other ISP service providers. In this structure, we will provide our service to the ISP service provider for resale to the provider’s customers. We will charge the service provider a wholesale price, which we would set at a level to provide us with an acceptable margin. The service provider will then resell our service to its customers at a retail price.

Revenues, Cost of Revenues and Cash Flows

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

A proper understanding of our financial statements also requires distinguishing between the differing accounting treatments accorded to revenues derived from the sale of a Membership Package and sale of the PeoplePC Online service.

Membership Packages

To understand the financial effect of the sale a Membership Package, it is important to distinguish cash flows associated with the sale from the recognition of revenue from the sale. When we sell a Membership Package, we receive the entire purchase price and shipping fees up front in cash. The cost of purchasing and shipping the computer hardware comprise a large part of the cost of Membership Package revenues. We pay our hardware and distribution vendors immediately. The difference between the Membership Package purchase price and the hardware cost is the amount of cash available to pay for the ISP and other services we promise to provide to the member over the three- or four-year Membership term. The cost of providing the services portion of the Membership Package is incurred and paid out over the three- or four-year Membership term, as the Member uses the ISP and other services.

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

Other Revenues

When we sell Membership Packages, we generate “other revenues,” which are revenues from the sale of upgraded monitors, printers and other peripherals and additional shipping revenues related to upgraded monitors and the sale of printers and other peripherals.

Also included in “other revenues” are revenues from our PeopleShop service, and Member commerce program revenues from merchants, content partners and suppliers. Member commerce program revenues are recognized in the period when a transaction occurs because the transactions are not requested by all members, are separately identifiable transactions, and the related earnings process is completed at that time. We do not expect revenues from these sources to be significant for us for fiscal 2002.

The cost of other revenues consists of the cost of peripherals and the incremental cost of upgrades; the cost to pick, pack, and ship peripherals and upgrades; and other costs of revenues such as costs associated with returns. The cost of other revenues is recorded in the period incurred. We anticipate that the cost of our Member commerce program revenues will be minimal in 2002.

Foreign Operations

We currently operate principally in the United States, the United Kingdom, and France. Our operations in France are primarily focused on servicing the Vivendi Universal account, and we do not anticipate actively marketing our products and services in France in fiscal 2002. We expect that our primary foreign activity during fiscal 2002 will take place in the United Kingdom.

Although we offer various products and services to our Members, we do not manage operations by these service lines. Instead, we view our company as one operating segment when making business decisions. We do manage our operations on a geographical basis. Revenues are attributed to the United States and to all foreign countries based on actual sales made in those geographic areas. Revenues, loss from operations and long-lived assets information by geographic area are summarized as follows (in thousands):

	Three Months Ended March 31,
	2002	2001
Revenues from External Customers
United States	39,557	35,388
International	8,447	1,945

Total	48,004	37,333

Loss from Operations
United States	8,123	31,129
International	892	7,186

Total	9,015	38,315

	As of March 31,	As of December 31,
	2002	2001
Long-Lived Assets
United States	4,062	7,102
International	695	1,409

Total	4,757	8,511

Results of Operations

Three months ended March 31, 2002 and March 31, 2001

Revenues

Membership Revenues Earned. Membership revenues earned includes revenues from the sale of Membership Packages, related shipping revenues, revenues from PeoplePC Online Memberships, and recognition of Membership revenues previously deferred. Gross Membership sales decreased by 90% to $7.0 million for the three months ended March 31, 2002, from $71.0 million for the three months ended March 31, 2001. Revenues recognized from our PeoplePC Online programs were $2.0 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively. Because we generally recognize revenues from the sale of Membership Packages over the term of the Membership, $2.4 million of gross sales of memberships was deferred in the three months ended March 31, 2002, while $66.7 million of gross sales of memberships was deferred in the three months ended March 31, 2001. Membership revenues include the recognition of $41.7 and $30.3 million in Membership sales previously deferred for the three months ended March 31, 2002 and 2001, respectively.

Starting in 2001, large companies became more reluctant to commit to subsidized employee connectivity programs involving Membership Packages. Subsidized employee programs accounted for a material portion of our sales of Membership Packages during the three months ended March 31, 2001. The general downturn in the economy during 2001 also contributed to the decrease in gross Membership sales through our Consumer Program.

On December 26, 2001, we received notice from our finance partner, MBNA America Bank, N.A., that effective May 17, 2002 it wished to terminate the arrangement under which it provided financing to consumers wishing to purchase one of our Membership Packages through our Consumer Program. We are in discussions with MBNA and other credit providers regarding continuation of our financing program, but it is not certain that we will be able to successfully conclude these discussions. If we are unable to offer consumer financing, sales of Membership Packages through our Consumer Program would be negatively affected. 75% of our sales of Membership Packages through our Consumer Program involved financing in 2001. However, with our shift in emphasis away from Membership Packages, we do not believe that any such negative effect would have a significant impact on our future results.

Other Revenues.    Other revenues consist of sales of peripherals and the incremental cost of upgrades, the related shipping revenues, revenues from merchants, content partners and suppliers and revenues from providing development services. Other revenues decreased by 39% to $1.7 million for the three months ended March 31, 2002, of which $0.3 million was related to the sale of upgrades and peripherals and $1.4 million was related to revenues from merchants, content partners and suppliers. Other revenues were $2.8 million for the three months ended March 31, 2001, of which $2.1 million was related to the sale of upgrades and peripherals and $0.7 million was related to revenues from merchants, content partners and suppliers. The decrease in other revenues is attributable to the decline in gross sales of Membership Packages.

Cost of Revenues

Cost of Membership Revenues Earned.    Cost of Membership revenues earned consists primarily of the cost of the basic system hardware and software, fulfillment and shipping costs and our cost of providing members with Internet connectivity. Cost of gross sales of Memberships decreased 91% to $6.2 million for the three months ended March 31, 2002 compared to $65.7 million for the three months ended March 31, 2001. Because we recognize some system hardware and software cost of revenues over the term of the Membership, $0.9 million of cost of gross Membership sales was deferred in the three months ended March 31, 2002, while $57.6 million of cost of gross Membership sales was deferred in the three months ended March 31, 2001. Cost of Membership revenues earned included the recognition of $38.2 and $28.5 million in costs previously deferred for the three months ended March 31, 2002 and 2001, respectively. The cost of providing Internet service to our members included in cost of Membership revenues was $4.4 million and $6.6 million for the three months ended March 31, 2002 and 2001, respectively. Cost of Membership revenues also includes a $1.6 million net amortization and a $1.0 million net provision of acquisition discount for the three months ended March 31, 2002 and 2001. The decrease in cost of Membership revenues is consistent with the decrease in Membership revenues.

Cost of Other Revenues.    The cost of other revenues for the three months ended March 31, 2002 decreased by 79% to $0.3 million from $1.4 million for the three months ended March 31, 2001. Cost of other revenues primarily consists of the cost of printer and monitor peripherals, the incremental cost of upgrades, and the related shipping expense. Cost of other revenues also includes incidental costs incurred such as costs related to returns. The decrease in cost of other revenues is consistent with the decrease in other revenues.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses include fees paid to third-party advertising sales agents, sales support functions, travel and related expenses and related salaries and benefits. Sales and marketing costs are expensed in the period incurred. Sales and marketing expenses decreased 84% to $1.3 million for the three months ended March 31, 2002, of which $0.5 million was related to fees paid for third-party advertising. The decrease resulted from the shift in our business model to more targeted marketing efforts and away from mass marketing of our memberships to consumers to build our brand. For the three months ended March 31, 2001, sales and marketing expenses were $8.2 million, of which $5.2 million was related to fees paid for third-party advertising. Sales and marketing expenses include the amortization of deferred stock-based compensation of $0.1 million and $1.2 million for the three months ended March 31, 2002 and 2001. In 2001, we shifted the focus of our sales and marketing program to less costly enterprise and affinity channels and targeted marketing. We do not expect sales and marketing expenses to increase as a percentage of revenues.

General and Administrative.    General and administrative expenses include payroll and related expenses for management and administrative personnel, expenses related to maintaining member relations, facilities costs, professional service fees, travel and other general corporate expenses. General and administrative expenses decreased 62% to $11.9 million for the three months ended March 31, 2002, including approximately $1.0 million facilities expense and $3.1 million paid to outside consultants, contractors and other professionals for services rendered. For the three months ended March 31, 2001, general and administrative expenses were $31.4 million, including approximately $0.5 million facilities expense and $7.7 million paid to outside consultants, contractors and other professionals for services rendered. General and administrative expenses included stock-based compensation amounting to $1.7 million for the three months ended March 31, 2002 and $4.6 million for the three months ended March 31, 2001. We have been aggressively reducing our general and administrative expenses. As a result, we do not anticipate a significant increase in general and administrative expenses.

Other operating income.    Other operating expenses is not significant for the three months ended March 31, 2002. For the three months ended March 31, 2001, other operating expenses consisted of a credit adjustment to the loss reserve established in 1999 to cover any potential exposure related to non-conforming computers held on our behalf by our distributor in the amount of $3.4 million, and other operating expenses of $1.5 million.

Net interest income (expense) and other expenses

Net interest income (expense) and other expenses consist of net interest income earned on cash balances and short-term investments, interest expense related to a credit facility, imputed interest on our acquisition discount reserve and other miscellaneous expenses. Interest income from cash equivalents and restricted cash decreased 80% to $0.1 million for the three months ended March 31, 2002 from $0.5 million for the three months ended March 31, 2001, primarily because of lower average balances. Interest expense was $0.2 million and $0.8 million for the three months ended March 31, 2002 and 2001.

Minority interest

The minority interest in net loss of consolidated subsidiaries of $0.3 million for the three months ended March 31, 2002 represents 35% of the $0.9 million net loss of the consolidated subsidiaries. Most of this loss was attributable to the activities of People PC UK in Europe. For the three months ended March 31, 2001, the minority interest in net loss of consolidated subsidiaries of $2.4 million represents 35% of the $7.0 million net loss of the consolidated subsidiaries.

Income Taxes

As a result of our operating losses and the uncertainties related to our ability to recognize a benefit from our deferred tax assets, we have not recorded a provision for income tax for the three months ended March 31, 2002. We have provided a full valuation allowance on our deferred tax assets.

Net Loss

Net loss for the three months ended March 31, 2002 decreased 76% to $8.8 million from $36.2 million for the three months ended March 31, 2001. Significant components of net loss for the three months ended March 31, 2002 were a gross profit of $4.2 million, including the net amortization of acquisition discount of $1.6 million, operating expenses of $11.4 million, and amortization of deferred stock-based compensation of $1.8 million. For the three months ended March 31, 2001, $0.6 million of net loss was attributable to cost of revenues exceeding revenues, including the net provision of acquisition discounts of 1.0 million, $31.9 million was attributable to operating expenses, $5.8 million was attributable to the amortization of deferred stock-based compensation.

Liquidity

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. We have incurred substantial losses and negative cash flows from operations since inception. Based upon current Membership levels, our current working capital and expected cash flows to be generated from operations may not be sufficient to fund operations for the remainder of 2002.

On a consolidated basis as of March 31, 2002, our sources of liquidity consisted of $13.7 million in cash and cash equivalents, including $2.6 million in restricted cash. Our net accounts receivable balance as of March 31, 2002 was $5.7 million. Of these amounts, $1.3 million in cash and $0.4 million in accounts receivable balance are held by our subsidiary, PeoplePC U.K. Limited. Due to legal and other constraints, some or all of the cash assets held by PeoplePC U.K. Limited may not be available to fund our United States operations.

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

We have already taken steps to improve liquidity, including obtaining additional financing, targeting sales and marketing expenditures on channels with a low acquisition cost per member, consolidation of sales offices and a realignment and reduction of our workforce during the past 12 months.

These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net cash used in operating activities was $11.0 million for the three months ended March 31, 2002. Cash provided by operating activities for this period consisted primarily of Membership fees. Cash used in operating activities for these periods consisted primarily of the cost of providing Internet access, customer support, and other Membership services, general and administrative expenses, costs of our computer systems and peripherals, payroll and other employee-related expenses, and a decrease in accrued liabilities.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2002, consisting primarily of an increase in accounts collateralizing letter of credit agreements securing the lease for our headquarter office.

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

Except where we contract directly with equipment manufacturers, we rely on Ingram Micro to distribute computer systems and peripherals from our suppliers to our customers. Our computer suppliers ship their products directly to Ingram Micro’s distribution centers around the country. When a customer application is approved, products are picked from inventory, packed and shipped to our customers from the distribution center closest to the shipping address. Ingram Micro purchases inventory on our behalf based on sales projections made by us. We are obligated to purchase inventory held by Ingram Micro purchased on our behalf. Our agreement with Ingram Micro expired on February 28, 2001. The term of the agreement has not been extended. However, the parties currently continue their business relationship. At March 31, 2002, we had approximately $0.2 million noncancelable purchase commitments with Ingram Micro. With the movement of our business model away from Membership Packages involving the sale of computers, we expect hardware distribution arrangements to be of diminishing importance.

In the ordinary course of our business we make commitments to purchase computers in order to make timely deliveries to new Members as they sign up for our Membership Package. However, we normally pay for the computers no sooner than two days after the time of shipment to the member, although we are required to maintain a deposit at Ingram Micro, adjusted weekly, equal to approximately 25% of outstanding purchase orders and unshipped inventory. On March 31, 2002, this deposit amounted to approximately $0.1 million.

The following table summarizes our contractual obligations at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in the future periods (in thousands):

	Total	Less Than 1 Year	1-3 Years	After 3 Years
Contractual obligations:
Non-cancelable operating lease obligations	$4,044	$1,214	$2,830	$
Commercial commitments for Internet service	40,900	4,900	19,000		17,000
Commercial commitments for computers	200	200	—		—

Total Contractual cash obligations	$45,144	$6,314	$21,830		$17,000

In June 2000, we formed a European subsidiary, PeoplePC Europe N.V. (PeoplePC Europe), a Netherlands corporation. We and PeoplePC Europe entered into financing and related agreements with @viso Limited, a partnership of SOFTBANK Corp., a Japanese company, and Vivendi Universal S.A., a French corporation. In the financing, PeoplePC Europe received $50.0 million from @viso payable over a two month period beginning on the closing date in exchange for 35% of PeoplePC Europe’s outstanding capital stock in the form of convertible preferred stock, and we retained 65% of PeoplePC Europe’s outstanding capital stock in the form of common stock.

We received our 65% interest in exchange for our grant of an exclusive license to use and exploit our technology and brand in Europe. We have retained the rights to our technology and brand in the rest of the world. The financing closed in July 2000. In addition, PeoplePC Europe issued a warrant to acquire convertible preferred stock to SOFTBANK Capital Partners LP representing 5% of PeoplePC Europe’s shares outstanding as of the closing of the financing, this warrant was amended on May 30, 2001 in connection with the execution of the Put Option Agreement described below. PeoplePC Europe has the exclusive right and obligation to fulfill, market and sell PeoplePC products to and receive buyer’s club revenues from European members including the European employees of enterprises such as Ford and Delta. We have comparable rights worldwide, including with respect to any enterprise agreement entered into by PeoplePC Europe with a European multinational operation. PeoplePC Europe will pay us, and we will pay PeoplePC Europe $100 for each member acquired in our respective territories as a result of the other party entering into an enterprise agreement.

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

As a result of executing the Put Option Agreement, we acquired additional control over PeoplePC Europe, free of certain restrictions contained in the PeoplePC Europe Articles of Association and a related shareholder agreement. In particular, the @viso representatives to the board of directors of PeoplePC Europe resigned and we acquired control of the board of directors of PeoplePC Europe. In addition, PeoplePC Europe has the power to make loans to us, free of pre-existing structural and contractual restrictions, thus allowing use of PeoplePC Europe assets for the combined benefit of the two companies. PeoplePC Europe has made five loans totaling $35.0 million to fund our United States’ operations during fiscal 2001. PeoplePC Europe’s remaining cash assets (which are consolidated in our financial statements for purposes of this report) may be unavailable for purposes of funding our United States’ operations and for general corporate purposes.

Under our typical consumer financing arrangements with MBNA, we receive promptly a lump sum payment from MBNA that completely pays for the purchase price of the Membership. We generally receive this payment from MBNA before we are obligated to pay our computer system suppliers. Therefore, these arrangements enable us to use a relatively small amount of capital because the number of computers purchased and not paid for or financed at any given time will be only a fraction of the total purchase commitment that will typically extend over several months. MBNA has given notice that it is terminating its program with PeoplePC effective May 17, 2002. Our enterprise connectivity programs typically provide for payment by the enterprise on a monthly or semi-monthly basis. Payments due from employees are typically collected at the time the order is placed with the distributor.

Recent Accounting Pronouncements

Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The adoption of SFAS No. 144 did not have a material impact on our financial position or our results of operations.

Effective January 1, 2002, we adopted EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, (“EITF 01-09”). The adoption of EITF 01-09 did not have a material impact on our financial position or our results of operations.

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

We may need to raise additional financing to fund our operations and implement our business plan.

We may be required to raise additional capital in order to fund our operations during 2002 and implement our business plan. Such funds may not be available on acceptable terms, if at all. In the absence of additional revenue from operations and if we are unable to raise additional funds, we may have to severely curtail or discontinue some or all of our operations.

Potential sources of additional funds may include financing transactions, including the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult for us to obtain financing through the issuance of equity or debt securities in the future. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be materially reduced. We may have to sell stock at prices lower than those paid by existing stockholders, and perhaps lower than existing market prices. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. If we issue debt securities to raise funds, the debt would be senior to equity in its claim on assets. The terms of any debt issued could impose restrictions on our operations.

Our ability to achieve cash flow positive status is affected by a number of factors.

The timing of our reaching cash flow positive status is affected by a number of the risk factors described in this report.

A significant factor will be our ability to complete one or more acquisitions of monthly subscribers from existing Internet service providers. Completing one or more such transactions may require additional cash infusions, if we are not able to use our stock as purchase consideration. There is no guarantee that funding will be available on acceptable terms, or at all. While we are conducting discussions with a number of potential targets, there is no assurance that we will be able to complete a transaction. Because of our low stock price, we may not be able to use our stock as purchase consideration. If we have to use cash as purchase consideration, we will likely require additional capital investment, which may not be available on acceptable terms or at all. Even if it is available, such investment may be severely dilutive to existing shareholders. Acquisitions of members also raise a variety of operating difficulties that may be difficult or expensive to solve.

Another important factor will be our ability to expand our monthly subscription Membership, and thus develop a significant recurring monthly revenue stream.

We may acquire fewer members if we are unable to offer consumer financing for our bundle programs.

Our consumer credit vendor, MBNA, has given notice that it is terminating its program with PeoplePC effective May 17, 2002. We are currently in discussions with MBNA and other credit providers regarding replacement of the MBNA program. There is no assurance that we will be able to convince MBNA to reconsider its decision. If we cannot replace MBNA, we will likely continue to offer our bundle products without a financing option. Customers would be required to pay the entire purchase price of the bundle by credit card. This could affect our ability to sell bundle products through our consumer and channel programs. The financing option is not typically offered in a subsidize enterprise employee connectivity program. 75% of consumer purchasers of our bundle products use the financing option in 2001. However, with our shift in emphasis away from Membership Packages, we do not believe that any such negative effect would have a significant impact on our future results.

Our financial condition may make it difficult to complete transactions with large companies.

The success of our business depends in part on our ability to enter into contracts with large companies and organizations for the continuing provision of Internet connectivity services. Some of these companies and organizations may be reluctant to enter into long-term contracts with us due to concerns over our financial condition.

We have moved our listing from the Nasdaq National Market to the Nasdaq SmallCap Market. We may not be able to retain our listing.

We are currently out of compliance with the standards for listing on the Nasdaq SmallCap Market. We believe that we probably will have until the early 2003 to come into compliance with these listing standards. There is no assurance that we will be able to meet the continuing standards for listing on the Nasdaq SmallCap Market.

We may implement a reverse stock split. The effect of a reverse split on the trading price of our common stock is unpredictable.

Although we have secured approval from our stockholders to conduct a reverse stock split in the range of 1-to-15 to 1-to-20, our board of directors has decided not to implement the reverse stock split at this time. However, the board of directors could decide at any time to implement the reverse stock split. Although the theoretical effect of a reverse stock split should be to increase the per share price of common stock, the actual price effect of a reverse stock split is difficult to predict. It is possible that the post-split trading price of our stock could be below the level one would expect based on the proportional effect of the split alone.

We have a limited operating history.

Our business prospects are difficult to predict because of our limited operating history, unproven business model and rapidly evolving business strategies and markets. We incorporated in March 1999 and began doing business in October 1999.

Connectivity programs with large companies are important to our success; our ability to close and execute on such programs is not assured.

We expect that a significant portion of our future revenues will come from connectivity programs directed at employees and customers of large companies. A company’s willingness to undertake a connectivity program may be affected by general economic conditions and by particular business conditions affecting the company. The slowdown in the U.S. economy may cause companies to defer decisions to undertake connectivity programs. Connectivity program deals are complex and the sales cycle is long. In addition, companies may be reluctant to enter into long-term relationships with companies like ours having limited financial resources. Further, the success of a connectivity program depends on satisfactory resolution of contractual issues such as the willingness of a company to subsidize an employee purchase, purchase prices and terms, vendor relationships, financing arrangements, levels of service to be provided, taxation of employee benefits, logistical arrangements and other factors. The execution of a connectivity program is subject to operational risks such as delivery arrangements, supply forecasting, Customer Care experience, and many other factors. These operational factors affect our costs and the speed with which a program may be implemented. There is no assurance that we will be able to close and execute connectivity programs at the rates and with the results envisioned by our business model. The income tax treatment of connectivity programs where enterprises provide computers to their employees on a subsidized basis is uncertain with regard to both the enterprise and its employees and depends on a number of factors. To the extent a program is not tax-free, the entire amount of the subsidy could be considered taxable wages, subject to applicable withholding rules. Our inability to structure an enterprise program that is both tax-free in a particular country and desirable to an enterprise could hinder our ability to enter into new connectivity program agreements, particularly in some countries outside the United States where we are unfamiliar with, and have not operated under, the local tax laws. There is no guarantee that we will be able to find satisfactory solutions everywhere, and we may experience unexpected delays in structuring and implementing our programs. In countries where the tax cost of an employee program is too high, local enterprises may be unwilling to enter into agreements with us.

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

We rely on Ingram Micro for distribution services for sales of computer/service bundles; our business would be harmed if Ingram Micro stopped providing distribution services and we could not find a replacement distributor.

We rely on Ingram Micro, Inc. to provide some of our computer products, maintain inventory, process orders, prepare merchandise for shipment and distribute our products to individual consumer customers in a timely and accurate manner. Ingram Micro’s failure to supply and fulfill our computer products could reduce our revenues and harm our business. Our agreements with Ingram Micro expired on February 28, 2001. The term of the agreement has not been extended. However, the parties currently continue their business relationship, although either party could terminate the relationship at any time. We work actively with Ingram Micro and third party computer suppliers to identify the types of computers, the specifications and prices of the computers that will be offered to our members. Ingram Micro’s failure to deliver computers could cause significant delays in our ability to fulfill our customers’ orders, and we may not be able to locate another distributor that can provide comparable fulfillment, processing and shipping services in a timely manner or on acceptable commercial terms.

We rely on computer suppliers to supply and deliver computers; our business would be harmed if they failed to perform.

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

Our ISP network is built on multiple contractual relationships with wholesale suppliers of ISP service; our success depends on our ability to successfully manage these relationships.

We rely on multiple wholesale suppliers of ISP service to provide Internet access service to our members in the United States. Our business would be harmed if any of these suppliers fails to provide our members with reliable Internet access, or terminates service in particular geographical localities not served by other providers. Our business will also be harmed if we are unable to manage these contractual relationships successfully. Finally, wholesale ISP costs comprise an important part of our cost structure. Our business could be harmed if prices in the wholesale ISP market increase.

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

The markets for personal computers, Internet access and other online services are highly competitive. Existing or future competitors may develop or offer products or services that are comparable or superior to ours at a lower price, which could significantly harm our business. We compete for customers with the following types of companies:

•	providers of online services, such as AOL and MSN;
•	vendors that offer product and services bundles that include a computer, Internet access and customer service in a single offering and provide a multi-year payment plan, such as Gateway;
•	vendors of personal computers that integrate Internet access and service with their products, such as Apple, Compaq, Dell and Gateway; and
•	combinations of computer vendors and Internet service and content providers.

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

Our quarterly operating results are unpredictable, resulting in volatility in the trading price of our common stock.

Our quarterly operating results may vary significantly from quarter to quarter due to a number of factors. Slight variations in the costs of our computer systems, Internet access or our other operating expenses could significantly affect our operating margins in future periods. In addition, because our operating expenses are based on our expectations of future revenues, unexpected quarterly fluctuations in revenue could significantly harm our operating results, particularly if our revenues are lower than anticipated. If our operating results in any future period do not meet the expectations of investors, the price of our common stock could decline. Further, these adverse results could have both short- and long-term effects on our stock price and could affect the long-term viability of our enterprise. Some of the factors that could affect our quarterly and long-term operating results include:

•	our ability to achieve and maintain a low-cost business model and manage the third-party relationships necessary to do so;
•	our ability to generate additional revenues from commerce opportunities with our member base;
•	the popularity of the computer systems we sell;
•	our key suppliers’ ability to manufacture sufficient quantities of the computer systems we offer; and
•	general economic conditions, as well as those specific to the Internet, technology and related industries.

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

Our future success depends on the skills, experience and performance of our senior management and key personnel, particularly our Chief Executive Officer, Nick Grouf, and our Chief Operating Officer, Daniel Kohler. We must retain these individuals and be able to attract and retain additional key personnel when needed in the future. Competition for individuals with business and technical expertise is high, especially in the San Francisco Bay Area where our operations are located. If we lose key personnel or if we are not able to attract and retain additional personnel when needed, we may be unable to successfully introduce new products and services or otherwise implement our business strategy. We grant stock options as a method of attracting and retaining employees, to motivate performance and to align the interests of management with those of our stockholders.

We need to refresh our products and services as technology changes to remain competitive.

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

Our business may be harmed if our servers are damaged by natural disasters and similar catastrophic events.

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

We rely on a combination of trademark, trade secret and copyright law and contractual restrictions to establish and protect our intellectual property. These afford only limited protection. We have filed for U.S. trademark registrations for “PeoplePC” and other trademarks. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term PeoplePC or our other trademark applications. Enforcement of trademark rights against unauthorized use, particularly over the Internet and in other countries, may be impractical or impossible.

We may be required to enforce our intellectual property rights in litigation, which may be costly and time-consuming.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain and use information that we regard as proprietary, such as technology used to operate our Web site, our content, our trademarks and our domain names. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Further, our operations providers and the merchants participating on our Web site may be engaged in litigation in the future that would require our involvement. We may become subject to claims by third parties that we have infringed their intellectual property rights. We could be involved in these claims even in instances where our connection with the intellectual property in dispute arises only as a licensee from other companies. In addition, third parties may assert lawsuits or claims against us, including those related to product liability, Internet content, privacy, safety and health and employment matters. Litigation is expensive and time consuming regardless of the merits of the claim and could divert management’s attention from our business. Moreover, we cannot predict the outcome of any litigation. Lawsuits, claims or proceedings may result in liability to us.

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

For financial reporting purposes, we have determined that the estimated value of common stock was in excess of the exercise price, which exercise price was considered to be the fair market value as of the date of grant of options to purchase 125.6 million shares of common stock issued to employees through March 31, 2002. In connection with the grant of such options, we have recorded net deferred stock-based compensation of $6.1 million for the three months ended March 31, 2002 and $21.7 million and $63.5 million for the years ended December 31, 2000 and 1999. Stock-based compensation expense will decrease our earnings over the period of amortization. Deferred stock-based compensation will be amortized over the vesting period, which is generally 36 or 48 months from the date of grant. Stock-based compensation for the three months ended March 31, 2002 was $1.8 million and for the years ended December 31, 2001 and 2000 was $4.0 million and $43.1 million. We recorded reductions in deferred stock-based compensation relating to terminated employees of $1.0 million for the three months ended March 31, 2002 and $30.1 million for the year ended December 31, 2001. As of March 31, 2002, the Company had an aggregate of $8.2 million of deferred stock-based compensation remaining to be amortized.

The balance is expected to be amortized as follows:

Period	Deferred Stock-Based Compensation
2002	$5.0 million
2003	$2.7 million
2004 and thereafter	$0.5 million

Warrants issued to Ford to purchase 2.9 million shares of common stock at $10.00 per share are outstanding as of March 31, 2002. These warrants expire in equal installments on January 16, 2003 and July 16, 2003.

Our business could be harmed by unforeseen legal developments or regulation of the Internet.

The law relating to our Internet business and operations is evolving, and no clear legal precedents have been established. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in electronic commerce, and new state tax regulations may subject us to additional state sales or other taxes. The adoption of any new Internet laws and regulations or the application of existing laws and regulations to the Internet and electronic commerce could decrease the demand for our products and services, increase the cost of doing business or prevent our transaction of business in specific jurisdictions. In addition, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. We could be found in violation of federal, state or foreign civil or criminal law and, even if we could successfully defend such claims, our defense could occupy significant amounts of management’s time, harm our business reputation and negatively affect our operating results and financial condition.

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

The stock markets in general, and the Nasdaq SmallCap Market and technology companies in particular, have experienced extreme price and volume fluctuations. Since the initial public offering of our common stock, our stock price has declined from its initial public offering price of $10.00 per share in August 2000 to $0.13 per share on March 31, 2002. In addition, if we are delisted from the Nasdaq SmallCap Market, it may seriously impact the market price and volatility of our common stock in the future, regardless of our actual operating performance. We may also be sued in a securities class action lawsuit, which could be costly, divert our resources and seriously harm our business.

Our principal stockholders can exercise a controlling influence over our business and affairs.

As of March 31, 2002, our directors, executive officers and 5% or greater principal stockholders together controlled approximately 89.1% of our common stock, assuming the exercise of any options that these stockholders have the right to exercise within 60 days of March 31, 2002. If these stockholders acted or voted together, they would have the power to elect our directors and to exercise a controlling influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of our company, even when a change may be in the best interests of our stockholders. In addition, the interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. Accordingly, these stockholders could cause us to take action or omit to take action, even if doing otherwise would benefit our stockholders as a whole.

Substantial future sales of our common stock in the public market may depress our stock price.

Our stockholders hold a substantial number of shares of our common stock that they will be able to sell in the public market in the future. An additional 509,586,575 shares became eligible for sale in the public market upon the effective date of our registration statement on form S-3, which was filed on January 16, 2002 and was declared effective on April 2, 2002. Sales of a substantial number of shares of our common stock could cause our stock price to fall, especially if the trading volume of our stock remains low. In addition, the sale of these shares in the public market could impair our ability to raise capital through the sale of additional stock.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us, and discourage a takeover.

Provisions of our certificate of incorporation, bylaws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be of benefit to our stockholders.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On April 22, 2002, SupportSoft, Inc. (“SupportSoft”) filed a complaint against the Company in the Superior Court of the County of Santa Clara, California, alleging that the Company is in breach of its obligations under a Master License Agreement dated September 29, 2000 between SupportSoft and the Company (the “Master License Agreement”). The Master License Agreement relates to customer service software that the Company is no longer using. The complaint alleges that the Company has not paid approximately $200,000 that it was obligated to pay with respect to license, support, maintenance, and service fees relating to the first annual period under the Master License Agreement. Further, the complaint alleges that the Company is obligated to pay to SupportSoft $1,250,000 relating to the second year of the Master License Agreement, and $2,500,000 relating to the third year of the Master License Agreement.

The Company has not yet filed an answer to the complaint, but intends to contest vigorously the allegations made in the lawsuit. Among other relief, the Company will seek rescission of the Master License Agreement and a refund of approximately $950,000 paid to SupportSoft during 2000 and 2001. In addition, the Company will seek a declaration that it is not obligated under the Master License Agreement to pay any further amounts to SupportSoft.

ITEM 4.    Submission of Matters to a Vote of Security Holders

A Special Meeting of the Stockholders was held on February 19, 2002. The following proposals were presented to, and approved by, the stockholders at the Special Meeting.
Proposal	For	Against	Abstain	Broker Non-Votes
Approval of the issuance of 437,500,000 shares of PeoplePC common stock upon the conversion of 4,375,000 shares of PeoplePC Series B Preferred Stock issued in a private placement in December 2001.	77,599,767	232,362	13,000	0

Approval of amendments to the PeoplePC 2000 Stock Plan (1) to increase the number of shares reserved for issuance thereunder by 126,404,098 shares, for an aggregate of 138,156,898 shares reserved for issuance thereunder and (2) to increase the Internal Revenue Code Section 162(m) limits on the number of shares underlying options and stock purchase rights granted to an individual in any fiscal year or in connection with an individual’s initial employment from 2,000,000 shares to 40,000,000 shares.	72,870,056	4,961,823	12,100	0

Approval of an amendment to the PeoplePC Amended and Restated Certificate of Incorporation to allow for a reverse stock split of not less than 1 for 15 and not more than 1 for 20 and to authorize the Board of Directors to determine which, if any, of the reverse stock splits to effect.	77,467,777	365,252	12,100	0

Approval of an amendment to the PeoplePC Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 500,000,000 shares to 750,000,000 shares.	77,592,567	240,362	12,200	0

ITEM 6.    Exhibits and Reports on Form 8-K

None.

Items 2, 3, and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PEOPLEPC INC.

By:	/s/ NICK GROUF
Nick Grouf
Chief Executive Officer

By:	/s/ MICHAEL GLOGOWSKY
Michael Glogowsky
Chief Financial Officer

Dated:    May 15, 2002